Form 10-Q
period 2023-09-30
BGO Industrial Real Estate Income Trust, Inc.
filed 2023-11-14
CIK 1942722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-271906

BGO Industrial Real Estate Income Trust, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	92-0245532
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

399 Park Avenue
18th Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 360-5519

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2023, the registrant had 20,000 shares of Class E common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2023 and February 3, 2023 (date of capitalization)	2
	Consolidated Statements of Operations for the three months ended September 30, 2023 and the period from February 3, 2023 (date of capitalization) through September 30, 2023	3
	Consolidated Statements of Changes in Equity for the three months ended September 30, 2023 and the period from February 3, 2023 (date of capitalization) through September 30, 2023	4
	Consolidated Statement of Cash Flows for the period from February 3, 2023 (date of capitalization) through September 30, 2023	5
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
	Signatures	26

i

PART I—FINANCIAL INFORMATION

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Balance Sheets

	September 30, 2023	February 3, 2023
	(unaudited)	(date of capitalization)
ASSETS
Investment in unconsolidated real estate ventures	$226,492,224	$—
Cash and cash equivalents	198,910	200,000
Total assets	$226,691,134	$200,000
LIABILITIES AND EQUITY
Due to affiliates	7,121,844	—
Total liabilities	$7,121,844	$—

Non-controlling interest in consolidated real estate venture	98,474,880	—
Equity
Common stock - Class E shares, $0.01 par value per share; 600,000,000 shares authorized; 20,000 shares issued and outstanding	200	200
Additional paid-in capital	297,702	199,800
Accumulated earnings and cumulative distributions	(4,930)	—
Total stockholder's equity	292,972	200,000
Non-controlling interest attributable to Operating Partnership unit holders	120,801,438	—
Total equity	121,094,410	200,000
Total liabilities and equity	$226,691,134	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

		For the period from
	For the Three Months	February 3, 2023 (date of
	Ended September 30,	capitalization) through
	2023	September 30, 2023
Expenses
General and administrative	$1,226,711	$1,226,711
Total expenses	1,226,711	1,226,711
Other income (expense)
Income (loss) from unconsolidated real estate ventures	(3,507,776)	(3,507,776)
Total other income (expense)	(3,507,776)	(3,507,776)
Net loss	$(4,734,487)	$(4,734,487)
Net loss attributable to non-controlling interest in consolidated real estate venture	1,525,120	1,525,120
Net loss attributable to non-controlling interest in Operating Partnership	3,204,437	3,204,437
Net income (loss) attributable to stockholders	$(4,930)	$(4,930)

Net income (loss) per share of common stock, basic and diluted	$(0.25)	$(0.25)
Weighted-average shares of common stock outstanding - basic and diluted	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

	Par Value
									Non-Controlling
						Additional		Total	Interests in
	Common	Common	Common	Common	Common	Paid In	Accumulated	Stockholders'	Operating
	Stock Class E	Stock Class D	Stock Class I	Stock Class S	Stock Class T	Capital	Deficit	Equity	Partnership	Total Equity
Balance at June 30, 2023	$200	$—	$—	$—	$—	199,800	$—	$200,000	$—	$200,000
OP unit issuance	—	—	—	—	—	—	—	—	130,000,000	130,000,000
Net loss	—	—	—	—	—	—	(4,930)	(4,930)	(3,204,437)	(3,209,367)
Offering costs	—	—	—	—	—	(9,222)	—	(9,222)	(5,994,125)	(6,003,347)
Amortization of restricted stock grants	—	—	—	—	—	107,124	—	107,124	—	107,124
Balance at September 30, 2023	$200	$—	$—	$—	$—	$297,702	$(4,930)	$292,972	$120,801,438	$121,094,410

	Par Value
									Non-Controlling
						Additional		Total	Interests in
	Common	Common	Common	Common	Common	Paid In	Accumulated	Stockholders'	Operating
	Stock Class E	Stock Class D	Stock Class I	Stock Class S	Stock Class T	Capital	Deficit	Equity	Partnership	Total Equity
Balance at February 3, 2023 (date of capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	200	—	—	—	—	199,800	—	200,000	—	200,000
OP unit issuance	—	—	—	—	—	—	—	—	130,000,000	130,000,000
Net loss	—	—	—	—	—	—	(4,930)	(4,930)	(3,204,437)	(3,209,367)
Offering costs	—	—	—	—	—	(9,222)	—	(9,222)	(5,994,125)	(6,003,347)
Amortization of restricted stock grants	—	—	—	—	—	107,124	—	107,124	—	107,124
Balance at September 30, 2023	$200	$—	$—	$—	$—	$297,702	$(4,930)	$292,972	$120,801,438	$121,094,410

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited)

For the period from February 3,
2023 (date of capitalization)
through September 30, 2023
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(4,734,487)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of restricted stock grants	107,124
Change in assets and liabilities
Net loss from consolidated real estate venture	3,507,776
Increase in due to affiliates	1,118,497
Net cash used by operating activities	(1,090)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	200,000
Net cash provided by financing activities	200,000
Net change in cash and cash equivalents	198,910
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$198,910

Non-cash investing and financing activities:
Operating Partnership units issued in exchange for investment in consolidated joint venture	$130,000,000
Non-controlling interest's contribution for investment in consolidated joint venture	$100,000,000
Accrued offering costs due to affiliates	$6,003,347

The accompanying notes are an integral part of these consolidated financial statements.

5

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

1. Organization and Business Purpose

BGO Industrial Real Estate Income Trust, Inc. (formerly BentallGreenOak Industrial Real Estate Income Trust, Inc.) (the “Company” or “IREIT”) was formed on September 7, 2022 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of BGO IREIT Operating Partnership, L.P., a Delaware limited partnership (“IREIT OP” or the “Operating Partnership”). BGO REIT Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of BentallGreenOak (U.S.) Limited Partnership (the “Adviser” and together with its affiliates “BGO”), owns a special limited partner interest in IREIT OP. Substantially all of the Company’s business is conducted through IREIT OP. The Company and IREIT OP are externally managed by the Adviser.

2. Capitalization

On February 3, 2023, the Company was capitalized with a $0.2 million investment by the Adviser, in exchange for 20,000 shares of the Company’s common stock. The Adviser has agreed to not sell, transfer or dispose of such shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

On July 3, 2023, the Company filed a Registration Statement on Form S-11 to register with the Securities and Exchange Commission (“SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV of the Company per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 7, 2023.

On July 7, 2023, Sun Life (U.S.) HoldCo 2020, Inc. (“Sun Life”) contributed its 56.5% interest in a real estate joint venture (the “Seed JV”) to the Company in exchange for 13.0 million Class E units of the Operating Partnership at a price equal to $10.00 per unit, for an aggregate contribution value of $130.0 million. A BGO advised state pension client (“BGO client”) owns the remaining 43.5% in the Seed JV, with a contributed equity amount of $100.0 million. The Seed JV holds a 60.5% ownership interest in a real estate joint venture (the “NorthPoint JV”) with NP NTR Holdings, LLC, a Delaware limited liability company and affiliate of NorthPoint Development (“NorthPoint”), the original developer of the underlying assets(“Seed Portfolio”). The Company’s 56.5% ownership in the Seed JV represents an indirect 34.2% ownership interest in the Seed Portfolio.

The Class E units issued to Sun Life in connection with the Seed JV Acquisition are not eligible for repurchase pursuant to the Company’s share repurchase plan and will only be eligible for repurchase by the Company following the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 7, 2026. Following such date, Sun Life may request that the Company repurchase such Class E units on a monthly basis, at a price per unit equal to the most recently determined NAV per Class E unit as of the repurchase date. The aggregate amount of Class E units that the Company is required to repurchase from Sun Life in any month will be limited to an amount not to exceed 25% of the amount by which net proceeds from the Company’s public offering and any private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. In addition, the Company will not repurchase any Class E units from Sun Life during any period that the full amount of all shares of its common stock requested to be repurchased under the Company’s share repurchase plan are not repurchased or the Company’s share repurchase plan has been suspended.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 3, 2023.

All intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

There is no comprehensive income (loss) so the statement of comprehensive income (loss) is not presented.

Principles of Consolidation

We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE.

The Company has variable interests in our Operating Partnership and the Seed JV and we are deemed to be the primary beneficiary.

We will assess the accounting treatment for each investment we may have in the future. This assessment will include a review of each entity’s organizational agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we will review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance and benefit. In situations where we or our partner could approve, among other things, the annual budget, or leases that cover more than a nominal amount of space relative to the total rentable space at each property, we would not consolidate the investment as we consider these to be substantive participation rights that result in shared power of the activities that would most significantly impact the performance and benefit of such joint venture investment.

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheets and in the consolidated statements of operations by requiring earnings to be attributed to controlling and non-controlling interests.

Non-controlling interests in consolidated real estate venture of $98.5 million is classified within mezzanine equity on the consolidated balance sheet at September 30, 2023.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2023 and February 3, 2023 (date of capitalization).

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. During the periods presented, no such impairment occurred.

Fair Value Measurement

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the market place, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment.

These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The Company did not have any assets or liabilities requiring fair value measurement on the consolidated balance sheet at September 30, 2023.

Income Taxes

The Company intends to make an election and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2023. If the Company qualifies for taxation as a REIT, the Company will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to maintain its qualification as a REIT in any taxable year, the Company will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs during the period ending September 30, 2023. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of September 30, 2023 and February 3, 2023 (date of capitalization), we do not have a liability for uncertain tax positions.

Tax returns for 2022 have been filed and remain subject to examination by tax authorities.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s Consolidated Statement of Operations and offering costs are charged to equity as such amounts are incurred. The Company recognized $0.2 million of organization costs and $6.0 million of offering costs for the period from February 3, 2023 (date of capitalization) through September 30, 2023.

The Adviser will advance organization and offering expenses incurred on behalf of the Company from September 7, 2022 (formation date) through the first anniversary of the commencement of the Offering (including legal, accounting, and other expenses attributable to the organization of the Company, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees). The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following July 7, 2024. After July 7, 2024, the Company will reimburse the Advisor for any organization and offering expenses that it incurs on its behalf as and when incurred.

As of September 30, 2023, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $6.2 million. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheet as of September 30, 2023. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

Operating Expenses

The Adviser will advance certain of the Company’s operating expenses incurred from September 7, 2022 (formation date) through July 7, 2024. As of September 30, 2023, the Adviser had accrued approximately $0.9 million of operating expenses on our behalf. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following such date. Any amount due to the Adviser but not paid will be recognized as a liability on the Consolidated Balance Sheet. Operating expenses incurred directly by the Company are expensed in the period incurred. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, Class E and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company may modify, suspend or terminate the share repurchase plan.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than clients of participating broker dealers and residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, North Carolina, New Jersey, Ohio, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common stock equivalents outstanding that would have an anti-dilutive effect as a result of the net loss, and accordingly, the weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

4. Investment in Unconsolidated Real Estate Venture

On July 7, 2023, Sun Life contributed the Seed JV to the Company in exchange for 13.0 million Class E units of the Operating Partnership at a price equal to $10.00 per unit, for an aggregate contribution value of $130.0 million. BGO client owns the remaining 43.5% in the Seed JV. The Company’s 56.5% ownership in the Seed JV represents an indirect 34.2% ownership interest in the Seed Portfolio.

The Seed Portfolio consists of approximately 9.4 million square feet across 29 separate industrial buildings located throughout the Midwest of the United States. The Seed Portfolio is divided into four industrial parks that consist of three regional portfolios in St. Louis, Cincinnati, and Kansas City and one stand-alone industrial property in Kenosha, Wisconsin, which is located in the Chicago metropolitan statistical area. The Seed Portfolio was developed in partnership between NorthPoint Development (“NorthPoint”) and Northwestern Mutual between 2012 and 2023.

At September 30, 2023, the investment in unconsolidated real estate ventures on the Consolidated Balance Sheet was $226.5 million, and as of September 30, 2023, the net loss from unconsolidated real estate ventures included within the Company’s Consolidated Statement of Operations was $3.5 million. At September 30, 2023, BGO Client’s 43.5% ownership in the Seed JV included in non-controlling interest in unconsolidated real estate ventures on the Consolidated Balance Sheet is $98.5 million, and as of September 30, 2023, BGO Client’s portion of the net loss included in non-controlling interest in unconsolidated real estate ventures on the Statement of Operations was $1.5 million.

The Seed Portfolio has total assets, total liabilities and total equity of $973.5 million, $614.1 million, $359.4 million, respectively, at September 30, 2023. Total loss from operations for the period from July 7, 2023 through September 30, 2023 was $5.8 million.

5. Related Party Transactions

The Company and the Operating Partnership entered into an advisory agreement with the Adviser, dated June 7, 2023 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class I shares or Class E shares, or Class I units or Class E units of the Operating Partnership. The Class E shares are not subject to the management fee.

The Special Limited Partner holds a performance participation interest in IREIT OP that entitles it to receive an allocation from BGO IREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark with a Catch-Up (each term as defined in the IREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The Special Limited Partner had not earned a performance participation interest as of September 30, 2023.

BentallGreenOak Real Estate US LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) on July 7, 2023 with the Dealer Manager in connection with the Offering.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

each Class D share sold in the primary offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.

The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and all or a portion of the stockholder servicing fees will be retained by or paid to, participating broker dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, each such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. The Company does not pay stockholder servicing fee with respect to Class I or E shares.

The Company’s obligations to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

In addition, the Company will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date on which, in the aggregate, underwriting compensation from all sources in connection with the Offering, including upfront selling commissions, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from the Company’s primary offering.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2023 the Company has not retained an affiliate of the Adviser for any such services.

Due to Affiliates

The following table details the components of due to affiliates:

		February 3, 2023
	September 30, 2023	(date of capitalization)
Advanced organization and offering costs	$6,193,062	$—
Advanced operating expenses	928,782	—
Total	$7,121,844	$—

6. Economic Dependency

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.

7. Equity and Non-controlling Interest

Authorized Capital

The Company is authorized to issue preferred stock and five classes of common stock consisting of Class T shares, Class S shares, Class D shares, Class I shares, and Class E shares. The Company’s board of directors has the ability to establish the preferences and rights of each class or series of preferred stock, without stockholder approval, and as such, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock. The differences among the common share classes relate to upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and the performance allocation. See Note 5 for a further description of such items. Other than the differences in upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, each class of common stock has the same economic and voting rights.

As of September 30, 2023, the Company had authority to issue 3.1 billion shares of common stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	600,000,000	$0.01
Class S Shares	600,000,000	$0.01
Class D Shares	600,000,000	$0.01
Class I Shares	600,000,000	$0.01
Class E Shares	600,000,000	$0.01
Total	3,100,000,000

Common Stock

As of September 30, 2023, the Company had 20,000 shares of its Class E common stock outstanding, all of which were issued to the Adviser for aggregate net proceeds of $200,000. The following table details the movement in the Company’s outstanding shares of common stock:

	For the period ending September 30, 2023
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	—	—
Common stock issued	—	—	—	—	20,000	20,000
Ending balance	—	—	—	—	20,000	20,000

Non-controlling Interest in Operating Partnership

In connection with the contribution of its 56.5% interest in the Seed Portfolio, Sun Life holds 13,000,000 Class E units in the Operation Partnership. See note 2 for further details. As the sole investor in Class E units of the Operating Partnership, Sun Life’s interest does not have any voting rights but is entitled to receive distributions at the same rate applicable to other classes of units. Operating Partnership units also carry a protective exchange feature whereby in a liquidation, dilution or winding up, each unit will convert into a number of Class I units (or fraction thereof) with an equivalent NAV. Such feature is designed to carry over NAV into a new form of security immediately prior to liquidation and is not deemed a substantive conversion feature as it is only applicable upon liquidation or upon a listing event which is not the intent of this non-traded REIT structure.

The Company’s non-controlling interest in Operating Partnership units is not redeemable and is therefore recorded at the carrying amount, adjusted for its share of the allocation of income or loss and dividends.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

The following table summarizes the non-controlling interest activity for the period ended September 30, 2023:

		February 3, 2023
	September 30, 2023	(date of capitalization)
Balance at the beginning of period	$—	$—
Issuance of Class E Units in OP to Sun Life	130,000,000	—
GAAP loss allocation	(3,204,437)	—
Offering costs	(5,994,125)	—
Total	$120,801,438	$—

8. Earnings Per Share

The Company’s net loss and weighted average number of shares outstanding for the three months ended September 30, 2023 and period from February 3, 2023 (date of capitalization) through September 30, 2023 consist of the following:

	For the Three Months	For the period February 3,
	Ended September 30,	2023 (date of capitalization)
	2023	through September 30, 2023
Net loss attributable to BGOIREIT stockholders	$(4,930)	$(4,930)
Weighted-average shares of Class E common stock outstanding, basic and diluted	20,000	20,000

The calculation of basic and diluted net loss per share amounts for the three months ended September 30, 2023 and period from February 3, 2023 (date of capitalization) through September 30, 2023 consist of the following:

	For Three Months	For the period February 3,
	Ended September 30,	2023 (date of capitalization)
Basic and Diluted Net Loss per Share Attributable to BGOIREIT Stockholders	2023	through September 30, 2023
Numerator:
Net loss attributable to BGOIREIT stockholders	$(4,930)	$(4,930)
Denominator:
Weighted-average shares of Class E common stock outstanding	20,000	20,000
Basic and diluted net loss per share of Class E common stock	$(0.25)	$(0.25)

9. Commitments and Contingencies

The Company did not have any forward purchase agreements or other commitments as of September 30, 2023.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, the Company was not involved in any material legal proceedings.

10. Subsequent Events

The Company has evaluated all events and transactions that occurred after September 30, 2023 through the issuance of the consolidated financial statements and noted there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to “Company,” “we,” “us,” or “our” refer to BGO Industrial Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-271906), which is accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We are a Maryland corporation formed on September 7, 2022. We were formed to be a pure-play industrial REIT, which will be investing primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States. To a lesser extent, the Company will also invest in real estate-related assets, including real estate debt and real estate-related securities. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

●	provide attractive current income in the form of regular, stable cash distributions;
●	preserve and protect invested capital;
●	realize appreciation in net asset value (“NAV”) from proactive investment management and asset management; and
●	provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to real estate with lower volatility than publicly-traded real estate companies.

We cannot assure you that we will achieve our investment objectives. In particular, we note that our NAV may be subject to volatility related to changes in the values of our assets.

We intend to qualify as a REIT for federal income tax purposes. We plan to own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the BentallGreenOak U.S. Limited Partnership (the “Advisor”) the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

We have registered with the SEC our initial public offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to the distribution reinvestment plan (the “Offering”).

We intend to contribute the net proceeds from the Offering which are not used or retained to pay the fees and expenses attributable to our operations to the BGO IREIT Operating Partnership, L.P., a Delaware limited partnership (“IREIT OP” or the “Operating Partnership”). The Operating Partnership will use the net proceeds received from us to make investments in accordance with our investment strategy and policies.

We acquired our first investment on July 7, 2023. The number and type of properties or real estate-related investments that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2024, the first anniversary of the commencement of the Offering. As of September 30, 2023, the Adviser had accrued approximately $6.2 million of organization and offering expenses on our behalf. In addition, the Adviser will advance on our behalf certain of our corporate-level operating expenses but excluding investment-related expenses and financing expenses through July 7, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ending December 31, 2023. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

On February 3, 2023, we were capitalized with a $200,000 investment by the Adviser in exchange for 20,000 shares of our common stock. The Adviser has agreed to not sell, transfer or dispose of such shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the us.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and Operating Partnership units and through the assumption or incurrence of debt.

If we are unable to raise substantial funds we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Although we have not received any commitments from lenders to fund a line of credit to date, we may decide to obtain a line of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to obtain a line of credit, we expect that it would afford us borrowing availability to fund repurchases pursuant to our share repurchase plan. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund share repurchases or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Investments

On July 7, 2023, the Company, entered into a Contribution Agreement (the “Contribution Agreement”) with Sun Life (U.S.) HoldCo 2020, Inc., a Delaware corporation (“Sun Life”) and an affiliate of Sun Life Financial Inc., BGO Genesis Holding LLC, a Delaware limited liability company, and BGO IREIT Operating Partnership LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”), pursuant to which Sun Life contributed its 56.5% interest in a joint venture (the “Seed Joint Venture”) that indirectly owns a portfolio of industrial assets (the “Seed Portfolio”) to the Company in exchange for 13,000,000 Class E units of the Operating Partnership at a price per unit equal to $10.00 (the “Seed JV Acquisition”). The purchase price of the Seed Joint Venture is equal to $130 million, which represents the aggregate capital contributions made by Sun Life in respect of the Seed Joint Venture. As of September 30, 2023, the estimated gross asset value of the Seed Portfolio was approximately $972 million (inclusive of cash on hand and the value of certain debt). The Company’s 56.5% interest in the Seed Joint Venture represents an indirect 34.2% ownership interest in the Seed Portfolio.

Seed Portfolio

The Seed Portfolio consists of approximately 9,417,333 square feet in 29 separate industrial buildings located throughout the United States Midwest. The Seed Portfolio is divided into four assets that consist of three regional portfolios in St. Louis, Cincinnati, and Kansas City, and one stand-alone industrial property in Kenosha, which is located in the Chicago metropolitan statistical area. The Seed Portfolio was developed in partnership between NorthPoint Development (“NorthPoint”) and Northwestern Mutual between 2012 and 2023.

The Company owns the Seed Portfolio through a 56.5% ownership interest in the Seed Joint Venture between the Company and a BGO advised state pension client (“BGO Client”). The Seed Joint Venture holds a 60.5% ownership interest in a joint venture with NP NTR Holdings, LLC, a Delaware limited liability company and affiliate of NorthPoint, the original developer of the underlying assets that encompass the Seed Portfolio. The existing partners, NorthPoint, Sun Life, and BGO Client, recapitalized the Seed Portfolio, acquiring it from a partnership between NorthPoint and Northwestern Mutual on September 29, 2022. The Seed Portfolio was financed with a senior loan of $560.4 million (60% loan to value ratio) at an interest rate of 4.0% in two tranches consisting of 4- and 5-year terms.

The table below sets forth certain summary information regarding the Seed Portfolio.

						Real Estate
			Number of	Total	Real Estate	Value Per		Occupied
Property	Market	Sector	Buildings	Square Feet	Value(1)	Square Foot	Year Built	Rate(2)
Hazelwood Tradeport(3)	St. Louis	Industrial	9	3,796,011	$370,800,000	$98	2018 - 2023	75%
West Chester Trade Center	Cincinnati	Industrial	9	2,343,109	$245,800,000	$105	2019 - 2022	100%
Horizons Industrial	Kansas City	Industrial	10	2,520,932	$248,600,000	$99	2012 - 2021	100%
Heartland 94	Chicago MSA	Industrial	1	757,281	$69,500,000	$92	2022	100%
Total Average			29	9,417,333	$934,700,000	$99		90%
(1)	Real Estate Value represents the appraised value of each property included in the Seed Portfolio as of September 30, 2023.
(2)	Occupied Rate includes all leased square footage as of September 30, 2023.
(3)	The remaining square footage at Hazelwood Tradeport was delivered in February 2023.

Sun Life Repurchase Rights

The Class E units issued to Sun Life in connection with the Seed JV Acquisition are not eligible for repurchase pursuant to the Company’s share repurchase plan and will only be eligible for repurchase by the Company following the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 7, 2026. Following such period, Sun Life may request that the Company repurchase such Class E units on a monthly basis, at a price per unit equal to the most recently determined NAV per Class E unit as of the repurchase date. The aggregate amount of Class E units that the Company is required to repurchase from Sun Life in any month will be limited to an amount not to exceed 25% of the amount by which net proceeds from the Company’s public offering and any private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to the Company’s share repurchase plan. In addition, the Company will not repurchase any Class E units from Sun Life during any period that the full amount of all shares of its common stock requested to be repurchased under the Company’s share repurchase plan are not repurchased or the Company’s share repurchase plan has been suspended. The foregoing description of the terms of the Contribution Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Contribution Agreement, which is attached hereto as an exhibit and incorporated herein by reference.

Results of Operations

From February 3, 2023 (date of our initial capitalization) through July 6, 2023, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. Our Offering commenced on July 7, 2023 and we commenced principal operations on July 7, 2023 with the acquisition of our first investment.

Income from Investments in Real Estate Debt

During the three months ended September 30, 2023, we acquired our first real estate investment.

General and Administrative Expenses

During the period from February 3, 2023 (date of capitalization) through September 30, 2023, general and administrative expenses were $1.2 million and consisted of $0.2 million of organization costs incurred in conjunction with our formation. Such costs included legal fees, accounting fees, and transfer agent fees, among other costs. We do not expect to incur additional material organization costs in the future as our formation is substantially complete and we have commenced principal operations. General and administrative expenses also include operating expenses, of $1.0 million related to general corporate matters, such as professional fees, legal fees and insurance premiums.

Net Asset Value

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. The following table provides a breakdown of the components of NAV at IREIT OP:

Components of Operating Partnership NAV	September 30, 2023
Cash and cash equivalents	$198,910
Restricted cash	—
Investments in unconsolidated real estate ventures	226,492,224
Other assets	—
Subscriptions received in advance	—
Accrued stockholder servicing fees	—
Due to affiliates	(7,121,844)
Non-controlling interest in consolidated real estate venture	(98,474,880)
Net Asset Value	$121,094,410
Number of outstanding shares	13,020,000

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2023 ($ and shares):

NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E Units	Total
Net asset value	$—	$—	$—	$—	$219,504	$142,677,282	$142,896,786
Number of outstanding shares	—	—	—	—	20,000	13,000,000	13,020,000
NAV Per Share as of September 30, 2023	$—	$—	$—	$—	$10.98	$10.98	$10.98

Reconciliation of Equity to NAV	September 30, 2023
Equity under U.S. GAAP	$121,094,410
Adjustments:	—
Accrued stockholder servicing fee	—
Organization and offering costs	6,193,062
Unrealized appreciation on unconsolidated real estate ventures	19,247,452
GAAP depreciation included in net loss from unconsolidated real estate ventures	6,725,796
Operating expenses advanced through September 30, 2023	928,782
Change in non-controlling interests in consolidated real estate venture	(11,292,717)
NAV	$142,896,786

The valuations of our real estate properties were provided by third party appraisers and/or the independent valuation advisor in accordance with our valuation procedures. The independent valuation advisor reviewed appraisals provided by the third party appraisers, and the Adviser reviewed the appraisals from both the third-party appraisers and/or the independent valuation advisor. The weighted average of certain key assumptions from the discounted cash flow analysis of the respective appraisal reports as of September 30, 2023 are set forth in the following table:

Weighted-
Average Basis
Exit capitalization rate	6.0%
Discount rate / internal rate of return	6.9%
Average holding period (years)	10.0

The Adviser has agreed to advance organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the commencement of the Offering or

July 7, 2024. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2024, the first anniversary of the commencement of the Offering. We will reimburse the Adviser for all advanced operating expenses ratably over the 60 months following the same date.

Cash Flows

Cash flows used in operating activities were de minimis for the period.

Cash flows provided by financing activities totaled $0.2 million for the period from February 3, 2023 (date of capitalization) through September 30, 2023 primarily due to net proceeds from the issuance of our common stock of $0.2 million.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies will involve decisions and assessments that could affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe, however, that all of the decisions and assessments upon which our consolidated financial statements will be based will be reasonable at the time made, based upon information available to us at that time, and subject to well controlled processes and reviews. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our business strategy. The material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Principles of Consolidation and Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. We consolidate VIEs in which we are considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

Investments in Real Estate

In accordance with the guidance for business combinations, we will determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, we will account for the transaction as an asset acquisition. Whether the acquisition of a property acquired is considered a business combination or asset acquisition, we will recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that will be considered business combinations, we will evaluate the existence of goodwill or a gain from a bargain purchase. We would expense acquisition-related costs associated with business combinations as they are incurred. We will capitalize acquisition-related costs associated with asset acquisitions.

Upon acquisition of a property, we will assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. We will assess and consider fair value based on estimated cash flow projections that utilize discount or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including but not limited to the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

We will record acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Our management will review our real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value if held for use, or fair value, less cost to sell if classified as held for sale. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results.

Real Estate Joint Ventures and Partnerships

We will account for our investments in unconsolidated joint ventures under the equity method of accounting. We will apply the equity method by initially recording these investments at cost, as investments in unconsolidated joint ventures, subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, we would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless we have guaranteed obligations of the venture or are otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, we only recognize our share of such income to the extent it exceeds our share of previously unrecognized losses. We expect to classify distributions received from our investments in unconsolidated joint ventures using the nature of the distribution approach.

On a periodic basis, management will assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each investment (particularly in commercial real estate joint ventures) will be based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.

Real Estate Securities

We will classify our real estate securities investments on the date of acquisition of the investment. Real estate securities that we do not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for equity securities, recorded as a component of other comprehensive income (loss) in stockholders’ equity.

We will use the specific identification method when determining the cost of securities sold and the amount of gain (loss) on securities recognized in earnings. We will account for the changes in the fair value of the unfunded portion of our GNMA securities, which are included in real estate securities, available-for-sale, on the consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary will be charged against earnings as a loss in the consolidated statements of income.

Equity securities will be classified as available-for-sale. We may elect the fair market value option for accounting for these equity securities and changes in fair value would be recorded in current period earnings.

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security.

Derivative Instruments

In the normal course of business, we are exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives. To address exposure to interest rates, we anticipate using derivatives primarily to economically hedge the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. We may use a variety of derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, futures, caps, collars and floors, to manage interest rate risk.

To determine the fair value of derivative instruments, we will use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, and termination cost may be used to determine fair value. All such methods of measuring fair value for derivative instruments will result in an estimate of fair value, and such value may never actually be realized.

We will recognize all derivatives on the consolidated balance sheets at fair value. We will evaluate whether derivatives as hedges qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of, these derivatives will be recognized in net result from derivative transactions in the accompanying consolidated statements of income. We will record derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately on our consolidated balance sheets.

Revenue Recognition

Our expected sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:

Rental revenue will consist primarily of base rent arising from tenant operating leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. We begin to recognize revenue when a tenant takes possession of the leased space. We include its tenant reimbursement income in rental revenue that consist of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs included in lease agreements. We recognize acquired in-place “above-” and “below-market” leases at their fair values and the amortization of these leases is recognized over the original term of the respective leases as an adjustment to rental revenue.

We will derive revenue pursuant to lease agreements. At the inception of a contract, we assess whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease inception, we determine whether each lease is a sales-type, direct financing or operating lease. Such classification is based on whether the lessee gains control of the underlying asset and the lessor therefore relinquishes control to the lessee under certain criteria (sales-type or direct-financing); or all other leases that do not meet the criteria as sales-type or direct financing leases (operating).

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectability is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectability of the contractual rent stream is not deemed probable, receivables will be written off through revenue and revenue will only be recognized upon receipt of cash from the tenant.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2023. As a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

We may elect to form wholly-owned subsidiaries to function as a taxable REIT subsidiaries (“TRS”) and file applicable TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs are subject to taxation at the federal, state and local levels, as applicable, at the regular corporate tax rates. We account for applicable income taxes by utilizing the asset and liability method. As such, we record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk.

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in our prospectus, as may be amended and supplemented from time to time, filed with the SEC, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our prospectus and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Use of Proceeds

On July 7, 2023, our Registration Statement on Form S-11 (File No. 333-271906), with respect to the Offering, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). As of September 30, 2023, we had not sold any shares of our common stock in our Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Second Articles of Amendment and Restatement of BGO Industrial Real Estate Income Trust, Inc.(filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

3.2

Second Amended and Restated Bylaws of BGO Industrial Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

10.1

Amended and Restated Advisory Agreement, dated as of September 7, 2023, by and among BGO Industrial Real Estate Income Trust, Inc., BGO IREIT Operating Partnership LP and BentallGreenOak (U.S.) Limited Partnership (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

10.2

Contribution Agreement, dated July 7, 2023, by and between Sun Life (U.S.) HoldCo 2020, Inc., BGO Genesis Holding LLC, BGO Industrial Real Estate Income Trust, Inc. and BGO IREIT Operating Partnership LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023, and incorporated herein by reference)

31.1*	CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2*	CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BGO Industrial Real Estate Income Trust, Inc.

Date: November 14, 2023	By:	/s/ Michael Glimcher
Michael Glimcher
Principal Executive Officer

Date: November 14, 2023	By:	/s/ Lori Biancamano
Lori Biancamano
Principal Financial Officer and Principal Accounting Officer