Form 10-K
period 2023-12-31
BGO Industrial Real Estate Income Trust, Inc.
filed 2024-03-21
CIK 1942722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from February 3, 2023 (date of capitalization) through December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 for 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: There is currently no established public market for the Registrant's share of common stock.

As of March 21, 2024, the registrant had 20,000 shares of Class E common stock, $0.01 par value per share, outstanding and had 476 shares of each of Class T, S, D, and I common stock, $0.01 par value per share, outstanding.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, New York, USA

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS; RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue", "identify" or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to future operations, repurchases, acquisitions and future performance. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings).

Forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. A summary of principal risk factors that make investing in our securities risky and might cause such actual outcomes or results to differ is set forth below.

●	We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
●	Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common stock or units of BGO IREIT Operating Partnership LP (the "Operating Partnership") to the BGO REIT Special Limited Partner LP (the "Special Limited Partner", an affiliate of BGO), the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources.
●	The purchase and repurchase price for shares of our common stock are generally based on our prior month’s net asset value ("NAV") and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective, and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
●	We are dependent on BentallGreenOak (U.S.) Limited Partnership (the "Adviser"), as well as the persons and firms the Adviser retains to provide services on our behalf, to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and other BGO Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
●	Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
●	There are limits on the ownership and transferability of our shares.

●	While our investment strategy is to invest in a diversified portfolio of primarily stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in us, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
●	Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
●	We intend to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
●	The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
●	Investing in commercial real estate assets involves certain risks, including but not limited to tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
●	Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates and fluctuations in the average occupancy; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties; inflation, interest rate changes and supply chain disruptions; and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental laws.
●	Our portfolio is currently concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that asset or geography.
●	Competition for investment opportunities may reduce our profitability and the return on your investment.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A. "Risk Factors" and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Website Disclosure

We use our website (www.bgoireit.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this report.

PART I

ITEM 1. BUSINESS

References herein to “BGO Industrial Real Estate Income Trust, Inc”, the “Company”, “we”, “us”, or “our” refer to BGO Industrial Real Estate Income Trust, Inc a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

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

On February 3, 2023, the Company was capitalized with a $0.2 million investment by the Adviser, in exchange for 20,000 shares of the Company’s common stock. The Adviser or its affiliate, as applicable, has agreed to not sell, transfer or dispose of such shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

We have filed a Registration Statement on Form S-11 to register with the Securities and Exchange Commission (“SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Offering”). We intend to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of our common stock will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 7, 2023. As of December 31, 2023, we had not issued and sold any Class T, S, D or I shares in the Offering. We intend to continue selling shares in the Offering on a monthly basis.

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

Our Adviser

We are externally managed by our adviser, BentallGreenOak (U.S.) Limited Partnership, a Delaware limited partnership. The Adviser is an affiliate of BGO, our sponsor. BGO is a leading, global real estate investment management advisor and a recognized provider of real estate services, with a long-standing track record in the investment and asset management of industrial, office, retail and multi-family property globally. The Adviser provides investment management services to more than 750 institutional investors with approximately $83 billion of assets under management, as of December 31, 2023. BGO has offices in 27 cities across 13 countries, which BGO believes provides access to deep local knowledge, experience, and extensive networks in the regions where the Adviser invests and manages real estate.

Pursuant to the Advisory Agreement, the Adviser has contractual and fiduciary responsibilities to us and our stockholders and is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. The Adviser also is ultimately and solely responsible for the determination of our NAV. We or the Adviser may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support. The Adviser will leverage the global resources of BGO to achieve our investment goals and objectives.

All potential acquisitions of real estate are reviewed and approved by the Adviser’s investment committee (the “Investment Committee”). The high level of interaction between the Investment Committee and investment professionals from the inception of a transaction to closing helps identify potential issues early and enables the team to more effectively streamline resources and workflows. The Investment Committee process emphasizes a consensus-based approach to decision making among the members.

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

●	Preserve and protect invested capital;
●	Provide attractive current income in the form of regular, stable cash distributions;
●	Realize appreciation in NAV from proactive investment management and asset management; and
●	Provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than publicly-traded real estate companies.

We cannot assure you that we will achieve our investment objectives. In particular, we note that our NAV may be subject to volatility related to the values of our assets.

Investment Strategy

We intend to be a pure-play industrial REIT by implementing our investment strategy of acquiring, managing, and/or financing a diversified portfolio of primarily stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States. To a lesser extent, and subject to the investment limitations described in our prospectus, we also intend to invest in real estate-related assets, which include (1) debt backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans, real estate-related corporate credit, and commercial and residential mortgage-backed securities and (2) real estate-related securities, such as common and preferred stock of publicly traded REITs and other real estate companies (“real estate-related securities”).

Investment in Real Estate

Our investment strategy is centered around building a diversified portfolio of primarily stabilized, income-oriented industrial warehouse and logistics properties. These properties will primarily consist of institutional-quality, modern bulk distribution warehouses, light industrial buildings, last-mile distribution facilities, temperature-controlled logistics properties, and logistics chain properties. We may also acquire assets that require new development or some amount of capital investment to be renovated or repositioned, although this will be a secondary focus.

To acquire these properties, we intend to focus on locations in the United States and, to a lesser extent, in North America, Europe, and the Asia-Pacific region. We intend to emphasize locations with high barriers to entry, close proximity to large demographic bases, substantial blue-collar workforces and/or access to major distribution infrastructure, primarily located in the lower 48 states. However, we do not intend to designate specific geography or sector allocations for the portfolio; rather the Adviser intends to invest in regions or property types where it sees the best opportunities that support our investment objectives.

Investment in Real Estate Debt

Our real estate debt strategy is focused on generating current income, contributing to our overall net returns. These liquidity sources will collectively be used for cash management, satisfying any stock repurchases under our share repurchase plan and other purposes.

The type of real estate debt investments we seek to acquire are non-distressed public and private real estate debt, including, but not limited to, real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt, and may also include derivatives. Our investments in real estate debt will be focused in the United States, but may also include investments issued or backed by real estate in countries outside the United States, including North America, Europe, the Asia-Pacific region and certain other countries.

We may also invest in real estate-related securities which will serve as a cash management strategy before investing offering proceeds into longer-term real estate assets. In addition, we believe that, subject to applicable law, our real estate-related securities could be used, in part, to maintain appropriate liquidity levels to provide cash to satisfy repurchase requests under our share repurchase plan that we chose to satisfy in any particular month. Our securities portfolio will primarily focus on agency and non-agency residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”) and publicly listed equity securities of real estate and real estate-related companies.

Borrowing Policies

We intend to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after we have raised substantial proceeds in the Offering and acquired a diversified portfolio of real estate investments (the “Ramp-Up Period”) is 50% to 60%. Our leverage ratio is measured by dividing (i) consolidated property-level debt, entity-level debt and debt on real estate debt or real estate-related investments, net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the gross value in our real estate debt and real estate-related investments. Indebtedness incurred in connection with funding a deposit in advance of the closing of an investment or as other working capital advances, will not be included as part of the calculation above. Our real estate debt portfolio may have embedded leverage through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps.

During the Ramp-Up Period and/or times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership. We may in the future procure financing from the Adviser or its affiliates; provided, that any such financing will be approved by a majority our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to be used to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous public offering, to fund acquisitions or for any other corporate purpose.

Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally will cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally will cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.

Our board of directors will review our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our target leverage ratio at times if the Adviser deems it advisable for us. For example, if we fund repurchases under a line of credit, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio of 50% to 60% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 60% of our gross real estate assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.

There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments, unless any excess over this limit is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. This limitation includes indebtedness for money borrowed with respect to our real estate-related asset portfolio. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities.

Our charter prohibits us from obtaining loans from any of our directors, the Adviser or any of their affiliates, unless approved by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same or similar circumstances.

Our Taxation as a REIT

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"). If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our earnings to the extent we distribute 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.

See Item 1A—"Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items" for additional tax status information.

Governmental Regulation

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Competition

We will face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours may seek investment opportunities in accordance with the Adviser’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and public, non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that increased competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

Environmental, Social and Governance

Our investment strategies and objectives will be consistent with sustainability initiatives that BGO, as a firm, has adopted consistently across its platform. BGO maintains an internal sustainability team that works closely with the investment and asset management teams, including the Adviser, to facilitate the holistic adoption of sustainability principles into the investment process. BGO approaches ESG through a business lens and does not view a trade-off between corporate responsibility and profitability. BGO intends to implement ESG best practices with a view to achieving not only significant expense savings but also enhanced revenues and improved capital market desirability of an asset.

Human Capital

We do not have any employees. We are externally managed by the Adviser pursuant to the Advisory Agreement. Our executive officers serve as officers of the Adviser and are employed by an affiliate of the Adviser. See Item 13— "Certain Relationships and Related Transactions, and Director Independence— The Adviser and BGO."

Review of Our Policies

Our board of directors, including our independent directors, has reviewed the policies described in this Annual Report on Form 10-K and in the registration statement related to the Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interest of our stockholders because it believes such policies are consistent with achieving our investment objectives while appropriately addressing conflicts of interest that may arise.

Our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions are fair and reasonable to us.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with BGO, including the Adviser and its affiliates. See Item 1A — "Risk Factors— Risks Related to Conflicts of Interest" and Item 13 –“Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

Available Information

Stockholders may obtain copies of our filings with the SEC free of charge from either the SEC’s website maintained at www.sec.gov or our website at www.bgoireit.com.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this report.

ITEM 1A. RISK FACTORS

An investment in shares of our common stock involves risks. You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K The risks and uncertainties discussed below are not the only ones we face, but do represent all known material risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the terms "you" refers to our current stockholders or potential investors in our common stock as applicable.

Risks Related to This Offering and Our Organizational Structure

We have limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We are a newly formed entity with limited operating history and may not be able to achieve our investment objectives. Other than our acquisition of the Seed Joint Venture we have not made any investments in real estate or otherwise and do not own any properties or have any operations or financing from sources other than from the Adviser or its affiliates. We cannot assure you that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have held our current investments for only a short period of time and you generally will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held our current investments for only a short period of time and are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related assets that we may acquire in the future, except for investments that may be described in one or more supplements to the prospectus relating to the Offering. We will seek to invest substantially all of the net offering proceeds from the Offering, after the payment of fees and expenses, in the acquisition of and investment in interests in properties or real estate-related assets. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in selecting the types of properties we will invest in and, subject to applicable law, the tenants of those properties. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate and real estate-related assets on our behalf, in each case, so long as such investments are consistent with the investment guidelines and our charter. The Adviser will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our charter. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop in the future. Therefore, repurchase of shares of our common stock by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to, modify or suspend for any period of time or indefinitely our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to, among other reasons, in our board of directors discretion, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may make exceptions to, modify or suspend for any period of time or indefinitely our share repurchase plan if in its reasonable judgment it deems such action to be in our best interests and the best interests of our stockholders. Our board of directors cannot terminate (but may suspend) our share repurchase plan absent a liquidity event that results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we do not repurchase the full amount of all shares of our common stock requested to be repurchased in any given month, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class after we have repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in the best interests of the Company and our stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or disruptions in the public securities markets (including as a result of the ongoing hostilities between Russia and Ukraine and more recently, the conflict and escalating tensions in the Middle East), could cause our stockholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.

In addition, certain broker-dealers may recommend to their clients that they seek repurchase of some or all of the shares of our common stock that they hold. Any such recommendation may result in a significant volume of repurchase requests in a given period, which may use up capacity under the caps of our share repurchase plan and may result in repurchase requests being fulfilled on pro rata basis.

We face risks associated with the deployment of our capital.

In light of the nature of the Offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds, during the Ramp-Up Period and/or times when there are few attractive investment opportunities. We may hold such cash in money market accounts or other similar temporary investments, each of which are subject to the management fees payable to the Adviser.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may materially adversely affect overall returns. In the event we fail to timely invest the net proceeds from sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially adversely affected.

If we are unable to successfully integrate investments and manage our growth, our results of operations and financial condition may be materially and adversely affected.

We may be unable to successfully and efficiently integrate acquired investments into our portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment focus may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources, which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could materially adversely affect our results of operations and financial condition.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10- K. We may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

●	The limited size of our portfolio during the Ramp-Up Period;
●	Our inability to invest the net proceeds from sales of our shares of common stock on a timely basis in income-producing properties;
●	Our inability to realize attractive risk-adjusted returns on our investments;
●	High levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
●	Defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders is unknown, may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under real estate-related assets, and we have no limits on the amounts we may fund from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the Ramp-Up Period. Therefore, particularly in during the Ramp-Up Period, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds (including from sales of our common stock or Operating Partnership units) and the sale of or repayments under real estate-related assets. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in shares of our common stock or Operating Partnership Units (in lieu of cash) and the Special Limited Partner elects to receive distributions on its performance participation interest in Operating Partnership units (in lieu of cash), how quickly we invest the proceeds from this and any future offering and the performance of our investments, including our portfolio of real estate debt and real estate-related securities. Funding distributions from borrowings, offering net proceeds (including from sales of our common stock or Operating Partnership units) and the sale of or repayments under real estate-related assets will result in us having less funds available to acquire real estate or other real estate-related assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional shares of our common stock (or other securities convertible into shares of our common stock) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.

We may also defer expenses or pay expenses (including management fees payable to the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partner shortly after issuing such share or units as compensation. The payment of expenses in shares of our common stock or Operating Partnership units will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in the form of shares of our common stock or Operating Partnership units, which they elect to receive in lieu of cash in respect of management fees or performance participation interest distributions, will dilute future cash available for distribution to our stockholders.

The Adviser or the Special Limited Partner may elect to receive shares of our common stock or Operating Partnership units in lieu of cash in respect of management fees or performance participation interest distributions. The holders of all Operating Partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of Operating Partnership units will reduce the cash available for distribution to us and, in turn, to our stockholders. Furthermore, such Operating Partnership units received by the Adviser or the Special Limited Partner are required to be repurchased for cash or shares of our common stock, at the holder’s election, subject to limited exceptions, and we may not have sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering net proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for new investments. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation with respect to Operating Partnership units received in connection with distributions of Quarterly Allocations, there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our shares of common stock or Operating Partnership units paid to the Adviser as a management fee are not subject to our share repurchase plan, including the monthly and quarterly volume limitations and the Early Repurchase Deduction). The amount of Operating Partnership units issued to the Special Limited Partner may be significant, particularly during periods in which the value of our real estate portfolio appreciates, resulting in higher performance participation allocation. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but, in the case of shares of our common stock (but not Operating Partnership units), such repurchases are subject to the monthly and quarterly volume limitations of our share repurchase program and do not receive priority over other shares subject to repurchase requests during such period.

Purchases and repurchases of shares of our common stock will not be made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares of common stock will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may, in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of our common stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.

Valuations and appraisals of our real estate and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Each property will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances. Thereafter, valuations of properties will generally be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor at least once per year and subsequent monthly updates provided by our independent valuation advisor, each in accordance with valuation guidelines approved by our board of directors. The Adviser will value our properties monthly, based on current material market data and other information deemed relevant.

Investments in real estate debt and other real estate-related securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. In the case of loans we acquire, the initial value will generally be the acquisition price of the loan. In the case of loans we originate, the initial value will generally be the par value of the loan. Each such loan investment will then be valued by the Adviser within the first three full months after we make such investment and no less than quarterly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.

The valuations are based on asset- and portfolio-level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor. The independent valuation advisor is not responsible for, and does not calculate, our NAV, and the Adviser is ultimately and solely responsible for the determination of our NAV.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other real estate related investments will be only estimates of fair value. Ultimate realization of the value of an asset depends, to a great extent, on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in this offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor and quarterly valuations of our real estate debt and other securities for which market prices are not readily available provided by the Adviser and reviewed by our independent valuation advisor, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the investment’s valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate-related assets or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who tender their shares for repurchase by us, or stockholders who buy new shares of our common stock, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used by the Adviser (including those methods used by SS&C in assisting the Adviser) to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock and to calculate certain fees and distributions payable to the Adviser, the Special Limited Partner and the Dealer Manager, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interest. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

A corporation organized under Maryland law with a class of equity securities registered under the Exchange Act, and at least three independent directors is permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of the following five provisions:

●	staggering the board of directors into three classes;
●	requiring a two-thirds vote of stockholders to remove directors;
●	providing that only the board of directors can fix the size of the board;
●	providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
●	providing for a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares of our common stock. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. In addition, for so long as the Advisory Agreement is in effect, the Adviser has the right to designate for nomination, subject to the approval of such nomination by our board of directors, two directors to the slate of directors to be voted on by the stockholders at our annual meeting of stockholders; provided, however, that such designation right shall be suspended for such period of time as necessary so that a majority of directors are at all times independent directors. In addition, our board of directors may, but is not required to, consult with the Adviser in connection with (i) its selection of each independent director for nomination to the slate of directors to be voted on at the annual meeting of stockholders, and (ii) filling any vacancies created by the removal, resignation, retirement or death of any director. These and other provisions in our charter and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving us. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future without the consent or approval of our stockholders.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

●	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
●	two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the Maryland General Corporation Law (the “MGCL”)) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination (as defined in Section 3-601(e) of the MGCL) between us or any subsidiary and any person, including BGO, the Dealer Manager and the Adviser, from the provisions of this law, provided that such business combination is first approved by our board of directors.

Our charter permits our board of directors to authorize us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. For example, on January 5, 2024, we filed Articles Supplementary to our charter, which designated the Series A Preferred Stock, in connection with our qualification as a real estate investment trust under the Code. Further, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages, subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify any of our present or former directors (including a present or former director of our predecessor), the Adviser or any of its or our affiliates, for any liability or loss suffered by them or hold any of our present or former directors (including a present or former director of our predecessor), the Adviser or any of its or our affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our present or former non-independent directors, the Adviser or any of its or our affiliates, or gross negligence or willful misconduct by any of our present or former independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders.

Maryland law limits our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are subject to the MGCL, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors and recommended to our stockholders for approval. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our Company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our Company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of shares of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 3,100,000,000 shares of capital stock, of which 3,000,000,000 shares are classified as common stock, of which 600,000,000 shares are classified as Class T shares, 600,000,000 shares are classified as Class S shares, 600,000,000 shares are classified as Class D shares and 600,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock, of which 125 are designated as Series A Preferred Stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in this offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares of our common stock in this or future public offerings; (2) issue shares of our common stock or Operating Partnership units in one or more private offerings; (3) issue shares of our common stock or Operating Partnership units upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or distribution on the performance participation allocation; (5) issue shares of our common stock or Operating Partnership units to sellers of properties we acquire; or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase shares in this offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional Operating Partnership units after you purchase shares in this offering, your percentage ownership interest in our assets will be diluted. Because certain classes of Operating Partnership units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares of common stock or their interests in the underlying assets held by the Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common Operating Partnership units, which correspond to the common stock held by our stockholders. Certain Operating Partnership units may have different and preferential rights to the terms of the common Operating Partnership units that correspond to the common stock held by our stockholders.

We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, will have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that neither we, nor the Operating Partnership nor the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.

We depend on the Adviser to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation and subject us to regulatory actions, increased costs and financial losses, each of which could materially adversely affect our business and results of operations.

Our operations are highly dependent on our information systems and technology and we rely heavily on our and the Adviser’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which are continually evolving and may increase in sophistication and frequency in the future. Attacks on the Adviser and its affiliates and their service providers’ systems could involve attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses and other malicious code.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of the Adviser and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, or third-party agents and consultants of the Company. There has been an increase in the frequency and sophistication of the cyber and security threats the Adviser faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target the Adviser because it holds a significant amount of confidential and sensitive information about its investors and potential investments. As a result, the Adviser may face a heightened risk of a security breach or disruption with respect to this information. There can be no assurance that measures the Adviser takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to our shareholders (and their beneficial owners) and material nonpublic information. Although the Adviser has implemented, and its service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. The Adviser does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Adviser’s, its affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of the Adviser. We or the Adviser could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we have become increasingly reliant on third-party service providers for certain aspects of our business, including for our administration, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cyber security threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.

Cybersecurity has become a top priority for regulators around the world. The SEC recently adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements (like us), and many jurisdictions in which we and the Adviser operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that went into effect in January 2020 and was amended by the California Privacy Rights Act, which became effective on January 1, 2023. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize the Adviser, its employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through the Adviser’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if the Adviser fails to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or the Adviser’s fund investors and clients to lose confidence in the effectiveness of our or the Adviser’s security measures.

Finally, the Adviser’s technology, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent the Adviser or its affiliates engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, the Adviser may be required to compromise protections or forego rights to technology, data and intellectual property to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on such businesses.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in this offering, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend this offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares of common stock should consider a number of factors, including, but not limited to, cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares of common stock, many of which likely exist, our ability to raise capital will be adversely affected. You should ask your broker-dealer or other financial professional about what reasonable alternatives exist for you, and how our offering compares to other types of investments (e.g., listed entities) that may have lower costs, complexities, or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital in this offering, it may harm our ability to achieve our objectives.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

●	changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflict between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East, and the rapidly evolving measures in response);
●	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
●	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
●	vacancies or inability to lease space on favorable terms;
●	increased competition for properties targeted by our investment strategy;
●	bankruptcies, financial difficulties or lease defaults by our tenants;
●	inflation;
●	increases in interest rates and lack of availability of financing; and
●	changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. The Adviser’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations.

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The U.S. government has imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms.

Rising inflation may adversely affect our financial condition and results of operations.

Inflation in the United States remained elevated throughout 2022 and 2023 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.

Financial regulatory changes in the United States could adversely affect our business.

The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.

COVID-19 has caused severe disruptions in the U.S. and global economy.

Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including certain of our investments. Moreover, with the potential for new strains of existing viruses to emerge or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.

Long-term macroeconomic effects from a pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate may have an adverse impact on our portfolio which includes office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses increasingly permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which could have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in office or hotel properties. While we believe that our portfolio is well-positioned for the post-COVID environment, there can be no assurance that we will realize entire value of certain investments. For more information on the concentration of our portfolio by property type and geographic region, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to continue to pay distributions.

We may be subject to additional risks from our non-U.S. investments.

We may invest in real estate located outside of the United States and real estate debt and real estate related securities issued in, and/or backed by real estate in, countries outside the United States, including North America, Europe, the Asia-Pacific region and certain other countries. Non-U.S. real estate and real estate debt and real estate-related securities involve certain factors not typically associated with investing in such investments in the United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

Our investments are concentrated in the industrial warehouse and logistics sector and our business would be adversely affected by an economic downturn in that sector. In addition, the Seed Portfolio is geographically concentrated in the Midwest region of the United States, which may expose us to the risk of economic downturns in that region.

Our investments in real estate assets are concentrated in the industrial warehouse and logistics sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified. In addition to general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. For example, the Seed Portfolio is geographically concentrated in the Midwest region of the United States, with properties in the following markets (which accounted for the percentage indicated, based on the NAV as of December 31, 2023): St. Louis, MO (40%); Kansas City, MO (27%); Cincinnati, OH (26%); and Chicago MSA (7%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. While we intend to diversify our portfolio by geography and investments over time, our portfolio may be heavily concentrated at any time, and in particular during the Ramp-Up Period, in only a limited number of geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment or adverse economic or business conditions affecting a particular geography. Investors have no assurance as to the degree of diversification in our investments by geographic region.

Further, we cannot assure you that any of our target markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial warehouse and logistics properties. Our operations may also be affected if competing properties are built in our target markets. Any adverse economic or real estate developments in our target markets, or any decrease in demand for industrial warehouse and logistics properties resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to successfully implement our investment strategy.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report on Form 10-K. Our board of directors also approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially adversely affect our results of operations and financial condition.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without materially adversely affecting returns to our stockholders. These restrictions could materially adversely affect our results of operations and financial condition.

We face risks associated with property acquisitions.

We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

●	we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
●	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
●	acquired properties may fail to perform as expected;
●	acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

In addition, while we intend to invest primarily in stabilized, income-oriented real estate, we may also acquire assets that require new development or some amount of capital investment to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

Certain of our investments may require development or otherwise have additional capital requirements.

Certain of our investments, including those that may be in a development phase, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed could be significant and will depend upon the maturity and objectives of the particular asset, which may be an unfavorable price at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s lifecycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of us or any portfolio company. There can be no assurance that we or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.

The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.

The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.

Competition for investment opportunities may reduce our profitability and the return on your investment.

We will face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours may seek investment opportunities in accordance with the Adviser’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and public, non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that increased competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Other BGO Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have made joint venture investments (including our acquisition of an interest in the Seed Joint Venture) and we expect to make additional joint venture investments in the future. We have entered into, and expect to continue to enter into, joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

In addition, in connection with investments in which we participate alongside any Other BGO Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other BGO Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other BGO Accounts.

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. In some joint ventures we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price. If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with BGO affiliates may also entail further conflicts of interest. Joint venture partners may receive ongoing fees in connection with providing service to the joint venture or its properties, including promote fees, beyond their equity investment, which would reduce the amount of our economic interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with BGO affiliates) include, but are not limited to:

●	the joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, governance, operation, leasing or sale of the assets purchased by such joint venture;
●	our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;
●	tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests. For example, if the joint venture partner conducts its operations so as to not be an investment company by complying with the requirements under Section 3(a)(1)(C) of the Investment Company Act or seeks to have some or all of its investments in majority-owned subsidiaries that qualify for the exemption pursuant to Section 3(c)(5)(C) of the Investment Company Act, such joint venture partner could seek to dispose of or continue to hold joint venture investments for reasons other than the business case of particular assets, which could be at odds with us;
●	the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
●	under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of BGO;
●	under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;
●	if the joint venture partner charges fees or incentive allocation to the joint venture arrangement, the joint venture partner could have an incentive to hold assets longer or otherwise behave to maximize fees and incentive allocation paid, even when doing so is not in our best interest;
●	the joint venture partner could have authority to remove the BGO affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures;
●	our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
●	under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
●	under the joint venture arrangement, the termination or non-renewal of the Adviser pursuant to the terms of the Advisory Agreement could trigger change of control restrictions that may include buy/ sell rights like those described above, a loss of governance rights in the joint venture or other adverse consequences;
●	under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and
●	the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

Furthermore, while a joint venture transaction with BGO, the Adviser, one or more directors or any affiliate thereof, may only be undertaken by us if a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction approve such investment as being fair and reasonable to us and on substantially the same terms and conditions as, or more favorable than, those received by other joint venturers, we may have conflicting fiduciary obligations if we acquire properties with Other BGO Accounts or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

We may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We have also shared in the past and may in the future share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “Risks Related to Conflicts of Interest — We may invest in joint ventures and other co-investment arrangements with Other BGO Accounts or divide a pool of investments among us and Other BGO Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social governance, real property and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or BGO, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of BGO are utilized, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The Adviser’s due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Annual Report on Form 10-K, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

Certain properties may require an expedited transaction, which may result in limited information being available about the property prior to its acquisition.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and the Adviser may not have access to detailed information regarding the investment property or portfolio of properties, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting such investment. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken. Because large portfolios of properties still generally require diligence to analyze individual properties, these risks are exacerbated in expedited transactions of large portfolios. In addition, the Adviser may use consultants, legal advisors, appraisers, accountants, investment banks and other third parties in connection with its evaluation or diligence of certain investments. No assurance can be given as to the accuracy or completeness of the information provided by such third parties, and we may incur liability as a result of such third parties’ actions.

There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions by the seller in connection with our property acquisitions during the due diligence phase or during our efforts to monitor and disclose information about the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

When conducting due diligence and making an assessment regarding an investment, the Adviser will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the portfolio property, even activities that occurred prior to our investment therein, could have a material adverse impact us.

In the event of fraud by the seller of a property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may materially adversely affect the value of our investments in such property. We will rely upon the accuracy and completeness of representations made by sellers of properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

In addition, we rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us (including the Seed Joint Venture). Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Adviser, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that that the financial statements or metrics of properties we have acquired or will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our properties to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a property, may be outsourced to a third-party service provider whose fees and expenses will be borne by such property or us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.

We will rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Adviser intends to hire property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates, subject to applicable law, or partners in joint ventures that we enter into. We may also use portfolio entities owned by us to provide these property management, leasing and similar services. The property managers will have significant decision making authority with respect to the management of our properties. As a result, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of our portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of our portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could materially adversely affect our revenue and net income, overall performance, results of operations and ability to pay distributions.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could materially adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations could materially adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may materially adversely affect our results of operations, performance and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Similarly, certain of our properties, including certain industrial warehouses, may be leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators may be required to suspend operations for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate, we may not be able to promptly enter into a new lease or operating arrangement, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements for a new tenant or operator, any of which could materially adversely impact our operating results.

We may be unable to renew leases as leases expire.

We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties that would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could materially adversely impact our operating results.

We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could materially adversely affect our financial condition and results of operations.

Our properties will face significant competition.

We will face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

Our properties may be leased at below-market rates under long-term leases.

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that we expect contractual rent increases would be generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates (including, for example, as a result of increased inflation), or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

We may experience material losses or damage related to our properties and such losses may not be covered by insurance.

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.

We will face unique risks related to any development or redevelopment projects we undertake.

We may invest in real estate value creation opportunities that incorporate property refurbishment, redevelopment and development, which will subject us to the risks normally associated with these activities, including risks relating to the availability and timely receipt of zoning, occupancy and other regulatory approvals, required governmental permits and authorizations, the cost and timely completion of construction (including risks beyond our reasonable control, such as weather or labor conditions or material shortages), risks that the properties will not achieve anticipated sales or occupancy levels or sustain anticipated rentals and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of refurbishment, redevelopment and development activities once undertaken, any of which could have an adverse effect on our performance. Investments undergoing refurbishment, redevelopment and development may receive little or no cash flow from the date of acquisition through the date of completion and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of the project, which may make such refurbishment, redevelopment or development less attractive than at the time it was commenced.

Our investments in refurbishment, redevelopment and development properties may involve construction. The primary risks associated with new construction are cost overruns and delays. We will generally require developers to meet certain performance benchmarks with respect to construction progress as a condition of our investment. Although such developers may be required to guarantee completion of construction and be responsible for 100% of all cost overruns, delays may be beyond the control of such developers, and hence cannot always be fully mitigated. Additionally, developers may refuse or not be able to meet any previously agreed obligations or suffer financial difficulties, including insolvency. Should delays occur, an investment may be subject to a longer holding period, possibly reducing our returns. Developer guarantees may not include all costs or may not be fulfilled by the developer. Although we will attempt to mitigate some of the construction risk by requiring third-party surety guarantees for the completion of construction in some instances, affiliating only with development companies having significant net worth and cash flow to support completion guarantees, and in many cases requiring the deferral of developer fees and a portion of construction fees, there can be no assurances that we will be successful in so doing. Any increased construction costs could materially and adversely affect the return on our investments. We may enter into certain completion, environmental or non-recourse carve-out guarantees (or indemnify certain third parties, including joint venture partners with respect to such guarantees) with respect to one or more refurbishment, redevelopment and development properties. We may also guarantee the indebtedness or other obligations of any person in which we have made or propose to make such an investment (or one or more investment vehicles that may co-invest with us). As a result of such guarantees and indemnities, our losses with respect to an investment in refurbishment, redevelopment and development properties may exceed the total amount we invest in such investment.

Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our tenants’ businesses, any of which could materially adversely our results of operations.

The construction and building industry, similar to many other industries, has recently experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including the COVID-19 pandemic, and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time and such increase and volatility may continue or recur from time to time. Although we generally do not intend to engage in large-scale development projects, small-scale construction projects, such as building renovations and maintenance or and tenant improvements that may be required under leases may be routine and necessary part of our business. We may incur costs for a property renovation or maintenance that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages. Some tenants may have the right to terminate their leases if a renovation project is not completed on time. In addition, our tenants’ businesses may also be affected by supply chain issues, which could impact their ability to meet their obligations to us under their leases.

Risks associated with climate change may adversely affect our business and financial results and damage our reputation.

There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by us, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the United States have been enacted, and where we have properties in our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs. See “—We are subject to evolving ESG disclosure standards and expectations that expose us to numerous risks.”

Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as hurricanes, droughts or floods, can also have an adverse impact on certain properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.

Some physical risk is inherent in all properties, particularly properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.

We are subject to evolving ESG disclosure standards and expectations that expose us to numerous risks.

Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital management, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.

We may choose to communicate certain initiatives, commitments and goals, regarding environmental matters, human capital management, responsible sourcing and social investments and other ESG-related matters in our SEC filings or in other disclosures. Any such current or future initiatives, commitments and/or goals are aspirational and there is no guarantee that all or any such initiative, commitment or goal will be achieved; they could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG-related initiatives, commitments and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, commitments or goals, any failure or perceived failure to demonstrate progress towards such commitments and goals, or for any revisions to these commitments and goals. Further, as part of our ESG practices, we may rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG initiatives, commitments and goals on a timely basis, or at all, our reputation and business results could be adversely affected, particularly if in connection with any such matters we were to become exposed to potential “greenwashing” liability. Further, developing and implementing ESG initiatives, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming, and are subject to evolving reporting standards that lack harmonization on a global basis, all of which expose our business to additional risk.

Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our ESG ratings, disclosures or practices do not meet the standards set by such investors or our stockholders, they may choose not to invest in our common stock. Relatedly, we risk damage to our reputation, if we do not, or are perceived to not, act responsibly in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to ESG matters or negative ESG ratings or assessments by third-party ESG raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the United States related to climate change and ESG could adversely affect our business.

In March 2024, the SEC adopted extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The final rule requires registrants to include prescribed climate-related information in their registration statements and annual reports substantially beyond what is currently required, including data regarding information regarding climate-related risks and opportunities and related financial impacts, governance and strategy. Unless challenges to the rule prevail, as a non-accelerated filer, we will be subject to the requirements commencing with the year ending December 31, 2027. In addition, in 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. At the state level, in 2023, California enacted legislation that will ultimately, unless legal challenges prevail, require certain companies that (i) do business in California, to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims, to provide enhanced disclosures around the achievement of such claims.

Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures, have also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG efforts or initiatives, or greenwashing. Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital. Relatedly, certain investors have also begun to use ESG data, third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we or our tenants fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to ESG matters in our review of prospective investments and management of existing investments, which could increase our expenses.

We could become subject to liability for environmental violations, regardless of whether we caused such violations.

We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.

The properties we acquire will be subject to property taxes that may increase in the future, which could materially adversely affect our cash flow.

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. Consequently, any tax increases may materially adversely affect our results of operations at such properties.

Certain of our investments may be in the form of ground leases, which provide limited rights to the underlying property.

We may in the future invest from time to time in real properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. To assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.

A significant number of our properties may be special use and/or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.

A significant number of our properties may include special use and/or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet our properties and materially adversely affect our results of operations.

We face risks in effecting operating improvements.

In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at a property entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.

Our industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.

Fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our properties.

We intend to invest primarily in commercial properties subject to net leases, which could subject us to losses.

We intend to invest primarily in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases. Further, the Seed Portfolio currently includes one tenant that is subject to a gross lease (which represents less than 3% of the annualized base rent of the Seed Portfolio as of December 31, 2023), and while it is not our intent, we may enter into additional gross leases in the future. Typically, the rental rates reflected in a gross lease are higher than comparable net lease rates, but we are obligated to pay substantially all of the operating costs associated with the property from base rent payments by the tenant. Accordingly, our net operating income or cash flows from a property subject to a gross lease may decline if operating expenses increase, as a result of inflation or otherwise, and the base rent increases are not sufficient to offset the increase in such operating expenses.

Certain commercial properties subject to net leases in which we may invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a taxable REIT subsidiary, which would subject income on the property to corporate-level taxation, thereby reducing our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in taxable REIT subsidiaries under applicable rules, we may not be able to hold and operate the property in a taxable REIT subsidiary, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.

Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

Current trends in the real estate market generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our future industrial warehouse properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Such new approaches could damage our future investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of operations. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Rising inflation may materially adversely affect our financial condition and results of operations.

Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on shares of our common stock could be materially adversely affected.

Risks Related to Investments in Real Estate-Related Investments

Investments in real estate debt are subject to risks including various creditor risks and early redemption features, which may materially adversely affect our results of operations and financial condition.

The real estate debt and other real estate-related assets in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

Our debt investments may face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. In 2022 and 2023, the U.S. Federal Reserve raised benchmark overnight interest rates on multiple occasions and may further increase rates in 2024, which could increase our interest rate payments. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our real estate debt investments and the NAV per share of our common stock.

Reinvestment risk could affect the price for our shares of common stock or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares of common stock or their overall returns.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the ongoing hostilities between Russia and Ukraine and the conflict and escalating tensions in the Middle East), demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.

Our real estate debt and other real estate-related investments will involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt and other real estate-related instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “— We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We may invest in high-yield debt, which is generally subject to more risk than higher rated securities.

Debt that is, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high-yield” securities.

Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.

High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.

The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly-traded market. When secondary markets for high yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser’s research and analysis when investing in high-yield securities.

Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related securities investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt investments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial write down of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.

For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on a debt investment, we will be subject to the risks associated with owning and operating real estate.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other BGO Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “— We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

CMBS may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could reoccur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBSs or CMBSs secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.

CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.

The real estate loans backing the mortgage-backed securities (“MBS”) and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

There are certain risks associated with MBS interest shortfalls.

Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.

We may acquire MBS affiliated with BGO.

We may acquire MBS whereby mortgages underlying the MBS were issued or acquired by, properties underlying the mortgages in the MBS are owned by, and/or the MBS is serviced or structured by, a BGO affiliate. While we may acquire such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo certain non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Since certain of our executives are also executives of BGO, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by residential, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

We may invest in structured products or similar products that may include structural and legal risks.

We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.

We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and RMBS, which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Any downturn in the U.S. or global economies may adversely affect the financial condition of residential owners and tenants, making it more difficult for them to meet their periodic repayment obligations relating to residential real estate. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors. In addition, interest and principal payments for RMBS are made more frequently than traditional debt securities and the principal of any RMBS may often be prepaid at any time because the underlying residential mortgage loans may be prepaid at any time. Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac. Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited. Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information, and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state, and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies, and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.

To the extent we invest in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, we will be subject to certain other risks which may adversely affect our results of operations and financial condition.

To the extent we invest in RMBS, our investments will be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

We will face risks related to our investments in collateralized debt obligations.

We may also invest from time to time in collateralized debt obligations (“CDOs”). CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.

We may from time to time invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.

Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including mortgage-backed securities) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including mortgage-backed securities), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We will face risks related to our investments in mezzanine loans.

Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.

With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invests increase, the performance of our investments related thereto may be adversely affected.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or, receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

We may invest in a wide range of real estate debt and real estate-related securities pursuant to our broad investment guidelines.

Pursuant to our broad investment guidelines, our real estate debt and real estate-related securities investments may include, but are not limited to, commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate related businesses, agency and non-agency RMBS, CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our charter. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our board of directors may also change our investment guidelines without the consent of our stockholders.

We may invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We may invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “— Risks Related to Investments in Real Estate.”

We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.

We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.

Our investments in real estate-related corporate credit are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/ deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.

We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market.

REITs may be subject to a management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

We will face “spread widening” risk related to our investment in securities.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/ demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “— Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

We may invest in derivatives, which involve numerous risks.

Subject to our compliance with the Code provisions related to maintaining our qualification as a REIT, we may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

Our ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Absent our ability to rely upon available guidance from the CFTC that we are not a commodity pool, we, our board of directors or the Adviser, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and recordkeeping requirements.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon CFTC Letter No. 12-13 or other exclusion from the definition of, or exemption from being regulated as a “commodity pool operator” with the CFTC could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit trading in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have an adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

We may make open market purchases or invest in traded securities.

We may invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because BGO may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

Political changes may affect the real estate debt markets.

The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis.

The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buyout of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Risks Related to Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders in our next quarterly report), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after the Ramp-Up Period is 50% to 60%. Our leverage ratio is measured by dividing (i) consolidated property-level debt, entity-level debt and debt on real estate debt or real estate-related investments, net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the gross value in our real estate debt and real estate-related investments. We may exceed our target leverage ratio, particularly during the Ramp-Up Period, a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

We may encounter adverse changes in the credit markets.

Any adverse changes, such as those experienced in 2022 and 2023, in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for its shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, it may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on its investment activities, any of which would negatively impact our performance.

Inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our results of operations, financial condition and business may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

●	general economic or market conditions;
●	the market’s view of the quality of our assets;
●	the market’s perception of our growth potential; and

●	our current and potential future earnings and cash distributions.

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions, such as the volatility of the global credit markets experienced during 2022 and 2023, may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain financing on favorable terms or at all.

In certain cases, financings for our properties may be recourse to us.

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us and/or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other BGO Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain one or more lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to obtain one or more lines of credit on financially reasonable terms or at all. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. We may utilize a line of credit for the benefit of Other BGO Accounts that may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other BGO Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. We may obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.

The volatility of the global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise, and investor demand for high yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

We may use reverse repurchase agreements to finance our real estate-related securities investments, which may expose us to risks that could result in losses.

We may use reverse repurchase agreements as a form of leverage to finance our real estate-related securities investments, and the proceeds from reverse repurchase agreements are generally invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.

The London Interbank Offering Rate (“LIBOR”) and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified Secured Overnight Financing Rate Data (“SOFR”), an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. Our loan agreements will generally allow us to choose a new index based upon comparable information if the current index is no longer available. While recently there has been a significant clarification of guidance across products on the recommended timing and form of certain transition milestones from industry working groups, overall there is still a substantial amount of uncertainty in the marketplace regarding the transition away from IBOR benchmarks. Continuing market developments and uncertainty can materially impact our cost of capital and net investment income and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. The elimination of the IBOR benchmarks and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of IBOR.

Risks Related to our Relationship with the Adviser and the Dealer Manager.

We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our investment and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with the Adviser’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties, the credit agreement governing any line of credit and repurchase agreements.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreement governing such line of credit or under the repurchase agreements that we may enter into in the future. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.

The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Investment Committee. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with the us or the Adviser, particularly in light of our perpetual life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. We also do not carry key person life insurance with respect to the Adviser’s key real estate professionals. If any of these persons were to cease their association with us, our operating results could suffer. Although there are key real estate professionals employed by the Adviser, we believe the “key person” concept to be inapplicable to our structure as a perpetual-life REIT and do not maintain key person life insurance on any person. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of this offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and associated persons and to successfully build and maintain a network of licensed participating broker-dealers.

The dealer manager for this offering is BentallGreenOak Real Estate US LLC. The success of this offering and our ability to implement our business strategy is dependent upon the ability of the Dealer Manager to retain key employees and associated persons and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to do either, we may not be able to raise adequate proceeds through this offering to implement our investment strategy. The Dealer Manager’s associated persons may experience conflicts of interest in allocating their time between this offering and other investment products, which could adversely affect our ability to raise adequate proceeds through this offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

You will not have the benefit of an independent due diligence review by the Dealer Manager in connection with this offering and, if a conflict of interest arises between us and BGO, we may incur additional fees and expenses.

Because the Adviser and the Dealer Manager are affiliates of BGO, you will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. Accordingly, unless your investment professional is affiliated with a broker-dealer that conducts an independent due diligence review and investigation of us and this offering, you will not have the benefit of such a review. In addition, if any situation arises in which our interests are in conflict with those of the Adviser, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.

The fees we pay in connection with this offering and the agreements entered into with BGO and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Adviser, the Dealer Manager and other BGO affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among BGO and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include the Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement (the “Dealer Manager Agreement”), and any property management and other agreements we may enter into with affiliates of the Adviser from time to time.

We do not own the BGO name, but we may use it as part of our corporate name pursuant to the Advisory Agreement. Use of the name by other parties or the termination of our right to use the name may harm our business.

The Adviser has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “BGO Industrial Real Estate Income Trust, Inc.” We have a right to use this name for so long as the Adviser serves as our advisor. BGO will retain the right to continue using the “BGO” name. In addition, under the terms of the license, we are not able to preclude BGO from licensing or transferring the ownership of the “BGO” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of BGO or others. Furthermore, in the event that the Advisory Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

We are subject to conflicts of interest arising out of our relationship with BGO and its affiliates, including the Adviser, which has a fiduciary responsibility to the Company and our stockholders. The Adviser faces a conflict of interest between its fiduciary duty to act in our best interests, on the one hand, and any benefit that could result to it or its affiliates from our operation, on the other hand. If and to the extent that our interests and those of the Adviser are not aligned due to such conflicts of interests, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition. BGO and our board of directors have adopted policies and procedures reasonably designed to appropriately prevent, limit or mitigate conflicts of interest. In addition, certain activities that could create conflicts of interest are limited or prohibited by applicable law. However, there is no guarantee that the policies and procedures adopted by us, the Adviser, BGO and its affiliates, the terms and conditions of our charter and the Advisory Agreement or the restrictions imposed by applicable law will enable us to adequately identify, address or mitigate these conflicts of interest. In an effort to mitigate certain potential conflicts of interest, transactions between us and the Adviser or its affiliates will be subject to approval by a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, in accordance with the terms of our charter. Not all potential, apparent and actual conflicts of interest are discussed herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future.

The Adviser will face a conflict of interest because the management fees it will receive are payable regardless of the performance of our portfolio and were not determined by arms’ length negotiations.

We (and, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership) will pay the Adviser a management fee based on our NAV, excluding the NAV of the Class E shares, which are not subject to the management fee, regardless of the performance of our portfolio. We will be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser’s entitlement to a management fee, which is not based or conditioned upon the achievement of performance metrics or goals, might reduce the Adviser’s incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the management fee is based on our

NAV, the Adviser may also be motivated to accelerate acquisitions to increase our NAV or, similarly, delay or curtail repurchases of shares to maintain a higher NAV. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets to avoid a reduction in our NAV. In addition, the management fee that the Adviser is entitled to receive has not been determined by “arm’s-length” negotiations.

While it is not currently expected to be the case, the Adviser may, from time to time, voluntarily waive all or a portion of the management fees to which it is entitled. The Adviser may have an incentive to voluntarily waive fees as such waivers would make our performance more favorable than otherwise and prospective investors’ investment decisions are likely influenced by our performance. If the Adviser did elect to waive receipt of management fees with respect to any period, there is no guarantee that the Adviser would do so in any subsequent period.

The Adviser will face a conflict of interest due to the nature of the Special Limited Partner’s performance participation interest in the Operating Partnership.

The Special Limited Partner, an affiliate of BGO, is entitled to receive distributions on its performance participation interest in the Operating Partnership each quarter based on the Operating Partnership’s annualized total return, which is calculated based upon our total distributions paid plus the change in the Operating Partnership’s NAV, excluding the NAV attributable to the Class E units, which are not subject to the performance participation. The existence of the Special Limited Partner’s performance participation interest in the Operating Partnership may create an incentive for the Adviser to make riskier or more speculative investments on our behalf, cause us to incur more leverage, or sell an asset prematurely in an effort to increase the distributions to which the Special Limited Partner is entitled on its performance participation interest. Because the distributions the Special Limited Partner is entitled to receive are based in part on the Operating Partnership’s NAV, the Adviser may also be motivated to accelerate acquisitions to increase the Operating Partnership’s NAV or, similarly, delay or curtail repurchases of our shares to maintain the Operating Partnership’s NAV. Except as noted herein with respect to Quarterly Allocations, the Special Limited Partner will not be obligated to return any portion of performance participation allocation due to the subsequent negative performance.

The Adviser will face a conflict of interest because the fees it will receive for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.

The Adviser is ultimately responsible for reviewing, determining and confirming our NAV and overseeing the process surrounding the calculation of our NAV. The Adviser faces an inherent conflict of interest because the Adviser is entitled to receive a management fee based on our NAV (excluding the NAV attributable to our Class E shares, which are not subject to the management fee) and the Special Limited Partner is entitled to receive distributions on its performance participation interest based in part on the Operating Partnership’s NAV (excluding the NAV attributable to the Class E units, which are not subject to the performance participation). The valuation of our investments and our NAV will affect the amount and timing of the management fee paid to the Adviser and the Special Limited Partner’s performance participation interest. As a result, there may be circumstances where the Adviser is incentivized to determine valuations that are higher than the actual fair value of our investments or manage the NAV calculation process in a manner that results in a higher NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.

BGO personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

The Adviser and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. The Adviser has rendered in the past and will continue to render in the future investment advisory and other services to other clients (including investment vehicles and accounts which have the same or similar investment strategy as we do and which may compete with us for investment opportunities) and perform a variety of other functions that are unrelated to our operations. The directors, officers and employees of the Adviser and its affiliates are not required to devote all or any specific portion of their working time to our affairs and potential conflicts of interest will arise in allocating management time, services or functions among us and such other clients, including clients that have the same or a similar type of investment strategy as we do. As a result of these conflicts, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering other investment advisory relationships or from engaging in other business activities.

BGO and its affiliates will face various conflicts of interest as a result of its relationship with us.

The Adviser is a member of BGO’s asset management businesses. To the extent permitted under applicable law, we may engage from time to time in “principal transactions” with BGO, provided that any such transactions will be approved by a majority of our independent directors in accordance with the terms of our charter. A principal transaction occurs when an investment adviser arranges for a security to be purchased from or sold to a client from its own account (which can include a fund in which the investment adviser or its personnel have a substantial ownership interest). BGO may also act as our counterparty in connection with swaps, options, forward contracts, currency and interest rate hedging, other derivatives and other transactions, in all cases subject to applicable law and the related party transaction approval requirements in our charter.

BGO may also execute from time to time “agency cross transactions” between us and other persons and will receive commissions from both parties to such transactions, in all cases subject to applicable law and the related party transaction approval requirements in our charter. An agency cross transaction occurs when an investment adviser, acting as a broker for a person other than the advisory client, knowingly makes a sale or purchase of any security for the account of that client. Moreover, the Adviser may cause or recommend that we execute the purchase or the sale of investments through BGO as agent or select or recommend the selection of BGO as executing broker in our transactions, and BGO will receive fees or commissions in connection with such transactions. These principal and agency cross transactions create a conflict of interest between the Adviser’s interest in seeking that we receive best execution on all transactions and in limiting or reducing the fees that we pay, and its interest in generating additional profits and fees for BGO.

Sales of securities for our account may be bunched or aggregated with orders for other accounts of BGO or its clients, including other investment funds. Due to prevailing trading activity, it is frequently not possible to receive the same price or execution on the entire volume of securities bought or sold. When this occurs, the various prices may be averaged, which could be disadvantageous to us. In addition, from time to time, the Adviser may use electronic communication networks (“ECNs”) or other alternative trading systems in which BGO has an ownership interest. BGO typically receives compensation based upon its ownership percentage in relation to the transaction fees charged by the ECNs.

From time to time, BGO’s affiliates will introduce to us a client who has a real estate or real estate related investment (such as interests in loans or equity related to real estate assets) that it wishes to sell, or who wishes to acquire a real estate or real estate-related investment owned by us. If we pursue the resulting transaction, BGO will have a conflict in its representation of the client over the price and terms of our investment or disposal. In addition, BGO could provide real estate, investment banking, advisory or other services to our competitors with respect to our existing investments or with respect to certain real estate or real estate related investments that we are considering. Such activities will present BGO with a conflict of interest vis-à-vis our investment and may also result in a conflict with respect to the allocation of resources to those entities.

Subject to applicable law (including, without limitation, ERISA), from time to time certain Other BGO Accounts or discretionary clients of BGO (collectively, “Other BGO Clients”) may invest in our shares. Such investment may give rise to a conflict of interest for the Adviser and its affiliates between acting in our best interests and Other BGO Clients, as Other BGO Clients will have certain interests in the way in which we are operated which may conflict with the interests of other stockholders. This may create an incentive for the Adviser or its affiliates to take, or not to take, certain actions that it would not otherwise take. Such investments by Other BGO Clients present a potential conflict of interest as the Adviser and its affiliates may have the incentive to favor Other BGO Clients. For example, the Adviser and its affiliates may face a challenge in balancing the respective duties to the Other BGO Clients, us and our other stockholders, and the Adviser and its affiliates acting on behalf of an Other BGO Client may have access to information that may not be available to other stockholders. In the event that we elect to satisfy a large repurchase request pursuant to our share repurchase plan for shares held by an Other BGO Client, we may determine to dispose of assets when we otherwise would not have done so to fund the repurchase. A large share repurchase could also cause us to incur additional expenses related to funding the repurchase. However, the Adviser and its affiliates have established policies, including information barriers, reasonably designed to mitigate the foregoing and other conflicts of interest that may arise in connection with the investment in us by

Other BGO Clients, in an effort to ensure that the Adviser and its affiliates act in accordance with applicable law and their respective fiduciary obligations with respect to us and Other BGO Clients.

In addition, BGO may, subject to applicable law, be involved in the provision of a subscription line, a credit facility, property-level debt or other financing to us in various capacities. This may present conflicts of interest for BGO and the Adviser in the event that BGO or the lender is required to take an action under such a facility which is adverse to us.

The Adviser will face various conflicts of interest related to the allocation of investment opportunities between us and Other BGO Accounts.

The Adviser may face conflicts of interest in determining whether an investment opportunity should be allocated to us or an Other BGO Account BGO is actively engaged in investment advisory and management services for the Other BGO Accounts. BGO expects to sponsor or manage additional investment vehicles, funds, products and accounts in the future, including those that employ investment strategies that are substantially similar to our investment strategy and that may compete with us for the allocation of investment opportunities. Investment opportunities that are appropriate for us may also be appropriate for Other BGO Accounts and there is no assurance that we will be allocated those investments we wish to pursue or that our stockholders would otherwise wish for us to pursue. When the Adviser manages or advises Other BGO Accounts that pay or could potentially pay higher fees or other compensation and follow the same or similar investment strategy as we do, the Adviser will be incentivized to favor the other account paying it the potentially higher fees or other compensation. Investment opportunities or any portion thereof that we do not participate in will likely be offered to Other BGO Accounts or such other persons or entities as determined by the Adviser in its sole discretion, and we will not receive any compensation related to such opportunities. The results of our investment activities will likely differ significantly from the results achieved by Other BGO Accounts that implement the same or similar investment strategies as we do. There is no specific limit as to the number of Other BGO Accounts that may be managed or advised by the Adviser or its affiliates.

The Adviser will allocate investment opportunities between us and Other BGO Accounts in accordance with the Adviser’s investment allocation policy and accompanying procedures, which provide that the Adviser will allocate investment opportunities in a manner that it considers, in its sole discretion and consistent with its fiduciary obligations, to be reasonable. The Adviser’s allocation decisions will be based upon the Adviser’s good faith assessment of various factors, including (i) the allocation queue, (ii) the timing constraints of the transaction and (iii) the investment objectives, remaining investment periods, targeted rates of return, available capital, available financing and composition of the applicable Other BGO Accounts and us. The allocation queue is managed primarily on a rotational basis. The order among the eligible accounts is based upon the amount of time elapsed since each account’s most recent allocation.

The Adviser calculates available capital, weighs the other factors described above (which will not be weighted equally) and makes other investment allocation decisions in accordance with its allocation policies and procedures in its sole discretion. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other BGO Accounts. The amounts and forms of leverage utilized for investments will also be determined by the Adviser and its affiliates in their sole discretion. Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other BGO Accounts may adversely impact our allocation of particular investment opportunities. The Adviser is entitled to amend its investment allocation policies and procedures at any time without prior notice or our consent.

Other BGO Accounts with similar investment objectives to ours engage in numerous material real estate transactions each year. There are currently two discretionary Other BGO Accounts with similar U.S. real estate investment objectives to ours that may seek to pursue similar investment opportunities, and at times, additional Other BGO Accounts, may seek to pursue similar investment opportunities.

In addition to allocating investment opportunities suitable for us to Other BGO Accounts, BGO may also grant Other BGO Accounts exclusive rights to certain investment opportunities. As a result, in certain cases we will not be afforded the chance to participate in attractive investment opportunities in which Other BGO Accounts are given the opportunity to participate, or in some cases will be allocated a small part of an investment opportunity within our investment strategy when Other BGO Accounts are allocated a larger portion. We may also at times be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and our ability to participate in any particular opportunity may be substantially limited. Further, BGO often represents participants on all aspects of real estate and real estate-related investment transactions including potential purchasers, sellers, borrowers, lenders and tenants. In such cases, BGO’s clients may seek to prohibit BGO affiliates or clients (including us) from investing in certain real estate or real estate-related investments.

BGO may raise or manage Other BGO Accounts which could result in the reallocation of BGO personnel and the direction of potential investments to such Other BGO Accounts.

BGO reserves the right to raise capital for and manage capital for Other BGO Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate-related securities obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non- controlling investments globally, in a particular region outside of the United States in public and private debt and equity securities and investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other BGO Accounts that are actively investing and similar overlap with future Other BGO Accounts. The closing of an Other BGO Account could result in the reallocation of BGO personnel, including reallocation of existing real estate professionals, to such Other BGO Account. In addition, potential investments that may be suitable for us may be directed toward such Other BGO Account.

We may invest in joint ventures and other co-investment arrangements with Other BGO Accounts or divide a pool of investments among us and Other BGO Accounts.

We may acquire properties and other assets through joint ventures and other co-investment arrangements with affiliates of the Adviser, including Other BGO Accounts, such as the Seed Joint Venture. Any joint venture with an affiliate of the Adviser must be approved by a majority of our independent directors in accordance with our charter. We may acquire non-controlling interests or shared control interests in such joint ventures. Even if we have some control in such a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures with affiliates of the Adviser will present the same inherent risks as all such transactions, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Our interests and the interests of a joint venture partner or co-investor may conflict in certain specific situations such as differences in investment strategy, exit strategy or level of leverage. In addition, in connection with investments in which we participate alongside any Other BGO Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other BGO Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other BGO Accounts. See “— Risks Related to Investments in Real Estate — We may make a substantial amount of joint venture investments, including with Other BGO Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

The terms on which affiliates of the Adviser, including Other BGO Accounts, co-invest in an investment opportunity could be substantially different, and potentially more favorable, then the terms on which we invest.

In such cases, conflicts could arise between BGO or such Other BGO Accounts, on the one side, and us, on the other side, with respect to investment strategy, growth and financing alternatives and with respect to the manner and timing of our exit from the investment compared to BGO’s or such Other BGO Accounts’ exit. BGO or Other BGO Accounts may also have short positions in the same security or instrument or a different security or instrument in the same issuer as a security or instrument purchased by us, which will likely present additional conflicts, particularly if the issuer experiences financial difficulties.

In some cases, the Adviser will invite strategic investors to co-invest with us because, for example, co-investing with a strategic investor provides us or the portfolio company in which we are investing with certain benefits. Strategic investors include investors or entities controlled by or affiliated with BGO or investors with large or long-standing relationships with the Adviser. In such cases, the amount available for investment by us will be correspondingly reduced to permit a strategic investor the opportunity to co-invest.

We may co-invest with BGO affiliates in real estate-related securities and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest.

Conflict of interests could arise when we and the Other BGO Accounts directly or indirectly make investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. In certain circumstances, Other BGO Accounts may have different investment objectives or could pursue or enforce rights with respect to a particular issuer in which we have invested, and those activities could have an adverse effect on us. For example, if we hold debt instruments of an issuer and Other BGO Accounts hold equity securities of the same issuer, then if the issuer experiences financial or operational challenges, we (as holder of the debt instrument) may seek a liquidation of the issuer, whereas the Other BGO Accounts (which hold the equity securities) may prefer a reorganization of the issuer, and vice versa. In addition, an issuer in which we invest may use the proceeds of our investment to refinance or reorganize its capital structure, which could result in repayment of debt held by Other BGO Accounts. If the issuer performs poorly following such refinancing or reorganization, our results will suffer, whereas the Other BGO Accounts’ performance will not be affected because the Other BGO Accounts no longer have an investment in the issuer.

In addition, we, along with the Other BGO Accounts, may pursue or enforce rights with respect to a particular issuer, or the Adviser or BGO may pursue or enforce rights with respect to a particular issuer on our behalf and on behalf of Other BGO Accounts. We could be negatively impacted by the activities by or on behalf of such Other BGO Accounts, and our transactions could be impaired or effected at prices or terms that are less favorable than would otherwise have been the case had a particular course of action with respect to the issuer of the securities not been pursued with respect to such Other BGO Accounts.

These conflicts are magnified with respect to issuers that become insolvent. Furthermore, it is possible that in connection with an insolvency, bankruptcy, reorganization or similar proceeding we will be limited (by applicable law, courts or otherwise) in the positions or actions we will be permitted to take due to other interests held or actions or positions taken by BGO and its affiliates, Other BGO Accounts and the Adviser. Finally, in certain instances, personnel of BGO may obtain information about an issuer that is material to the management of Other BGO Accounts and that will at times limit the ability of personnel of the Adviser to buy or sell, or to recommend the buying or selling of, securities of that issuer on our behalf. The results of our investment activities may differ significantly from the results achieved by BGO for Other BGO Accounts or for its own account. The Adviser will manage us and the Other BGO Accounts it advises or manages in accordance with their respective investment strategies and guidelines; however, BGO will from time to time give advice and take action with respect to any current or future Other BGO Account that competes or conflicts with the advice the Adviser gives to, or actions taken for, us, including with respect to the timing or nature of actions relating to certain investments (including, without limitation, advising or having Other BGO Accounts engage in short sales of securities or instruments issued by companies in which we have invested). Future investment activities by the Adviser on behalf of other clients will likely give rise to additional conflicts of interest and demands on the Adviser’s time and resources. While BGO will seek to resolve any such conflicts in a fair and equitable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among us and the Other BGO Accounts, such transactions are not required to be presented to our board of directors for approval (unless otherwise required by our charter or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.

The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or BGO on more favorable terms than those provided to us.

Certain third-party service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, property managers and investment or commercial banking firms) that provide goods or services to us, BGO or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with BGO and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of investment opportunities or co-investors or commercial counterparties or entities in which BGO or Other BGO Accounts have an investment, and payments by us may indirectly benefit BGO or such Other BGO Accounts. Additionally, certain employees of BGO or the Adviser may have family members or relatives employed by such advisors and service providers. These relationships could have the appearance of affecting or potentially influencing the Adviser in deciding whether to select or recommend such service providers to perform services for us. In addition, in instances where multiple BGO businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other BGO affiliates rather than us.

Employees of these affiliates may also receive performance-based compensation in respect of our investments. The fees and expenses of such BGO-affiliated service providers (and, if applicable, their employees) will be borne by our investments and there will be no related offset to the management fee we pay to the Adviser. While BGO believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties, there is an inherent conflict of interest that may incentivize BGO to engage its affiliated service provider over a third party.

We expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

We expect to have a diverse stockholder group. As a result, our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including with respect to the nature or structuring of investments, which may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In addition, we may make investments that may have a negative impact on related investments made by our stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment, tax and other objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any stockholder individually. In addition, certain of our stockholders may also be investors in Other BGO Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Adviser in the treatment of different investors.

The Adviser may face potential conflicts of interest related to access to and flow of certain information, including material, non-public information.

We, directly or through BGO, the Adviser or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer in which we have invested or may invest. Should this occur, the Adviser may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public or is no longer deemed material. Such restrictions could materially adversely affect our investment results.

BGO’s internal information barriers that are designed to prevent the flow of certain types of information, including material, non-public, confidential information, from one area or part of BGO to another area or group thereof, may restrict the Adviser’s ability to access information even when such information would be relevant to our potential investments. Due to such barriers, disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information, even if another area or group of BGO may trade on such information. Therefore, we or the Adviser may not have access to material non-public information in the possession of BGO that might be relevant to an investment decision to be made by the Adviser on our behalf, and the Adviser may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Further, the Adviser may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.

Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our board of directors has adopted a resolution that provides that none of BGO or its affiliates, our directors or any person our directors control will be required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless offered to a person in his or her capacity as one of our directors or officers and intended exclusively for us or any of our subsidiaries.

We may source, sell or purchase assets either to or from the Adviser and its affiliates, and such transactions may cause conflicts of interest.

We may directly or indirectly source, sell or purchase all or any portion of an asset (or portfolio of assets/ investments) to or from the Adviser and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other BGO Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction pursuant to our charter. We may also source, sell to or purchase from third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions would not require approval by our independent directors or an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions described above involve conflicts of interest, as our sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.

BGO, including the Adviser, may face conflicts of interest associated with Sun Life’s investments in us and the related share repurchase arrangement.

In connection with the Seed JV Acquisition, our board of directors, including a majority of our independent directors, has approved an arrangement to repurchase the Class E units held by Sun Life. Pursuant to such arrangement, the Class E units issued to Sun Life in connection with the Seed JV Acquisition will only be eligible for repurchase by us following the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) the date that is the third anniversary of the date of the commencement of the Offering. Following such period, Sun Life may request that we repurchase such Class E units on a monthly basis, at a price per unit equal to the most recently determined NAV per Class E unit as of the repurchase date. The aggregate amount of Class E units that we are required to repurchase from Sun Life in any month will be limited to an amount not to exceed 25% of the amount by which net proceeds from this offering and any private offering of our common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. In addition, we will not repurchase any Class E units from Sun Life during any period that the full amount of all shares of our common stock requested to be repurchased under our share repurchase plan are not repurchased or our share repurchase plan has been suspended.

Because this arrangement is with Sun Life, an affiliate of BGO, the terms were not negotiated at arm’s length. As a result, the Adviser may face conflicts of interest in conducting the share repurchase arrangement.

We are subject to potential conflicts of interest related to tenants.

Certain properties owned by us or an Other BGO Account will, in certain circumstances, be leased out to tenants that are affiliates of BGO, including but not limited to Other BGO Accounts or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Adviser will seek to resolve any conflicts of interest in a fair and reasonable manner in accordance with its prevailing policies and procedures, subject to applicable oversight of the board of directors.

The personnel of the Dealer Manager, the Adviser and their affiliates may trade in securities for their own accounts, subject to restrictions applicable to BGO personnel.

The officers, directors, members, managers, employees and associated persons (as applicable) of the Dealer Manager, the Adviser and their affiliates may trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and BGO policies, or otherwise determined from time to time by the Dealer Manager or the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

BGO may structure certain investments such that BGO will face conflicting fiduciary duties to us and certain debt funds.

BGO may structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of BGO (collectively, “Debt Funds”) are offered the opportunity to participate in the debt tranche of an investment owned by us or allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other BGO Account has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other BGO Accounts and us (e.g., with respect to the terms of such high yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Similarly, certain Other BGO Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours. The trading activities of Other BGO Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other BGO Accounts.

BGO’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.

We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where BGO or one or more Other BGO Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where BGO or one or more Other BGO Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of BGO or one or more Other BGO Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.

We may provide debt financing in connection with acquisitions by third parties of assets owned by Other BGO Accounts.

We may provide financing as part of a third-party purchaser’s bid or acquisition of (or investment in) a portfolio entity (or the underlying assets of) owned by one or more Other BGO Accounts (or in connection with the acquisitions by one or more Other BGO Accounts or their affiliates of assets or interests (or portfolios thereof) owned by a third party). This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may make investments and provide debt financing with respect to portfolio entities in which Other BGO Accounts or affiliates hold or subsequently acquire an interest. While the terms and conditions of any such arrangements will generally be on market terms, the involvement of the Other BGO Accounts or affiliates in such transactions may affect credit decisions and the terms of such transactions or arrangements or may otherwise influence the Adviser’s decisions, which will give rise to potential or actual conflicts of interest and which may adversely impact us. For example, such transactions may involve the partial or complete payoff of such loans (with related proceeds being received by the applicable Other BGO Accounts) or otherwise result in restructurings of terms and pricing relating to such existing loans with the borrowers thereof in respect of which such Other BGO Accounts may receive refinancing proceeds or a retained interest in such loans in accordance with such restructuring arrangements. Additionally, in certain situations we may not commit to provide financing until a third party has committed to make a deposit in connection with the acquisition of an investment from an Other BGO Account, which may result in us being disadvantaged in the overall bid process or potentially not consummating the investment.

Certain principals and employees may be involved in and have a greater financial interest in the performance of other BGO funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain of the principals and employees of the Adviser or the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our real estate portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts or investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts and other entities. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, BGO personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to BGO’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other BGO Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of BGO personnel in such other investments could be greater than their financial incentives in relation to us.

We, Other BGO Accounts and their portfolio entities may engage in permissible political activities with the intent of furthering our or their business interests or otherwise.

We, Other BGO Accounts and their portfolio entities may, in the ordinary course of our or their respective businesses, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by BGO for the benefit of us, Other BGO Accounts or their portfolio entities. The interests advanced by a portfolio entity through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other BGO Accounts or their other portfolio entities. The costs of such activities may be allocated among us, Other BGO Accounts and their portfolio entities (and borne indirectly by our stockholders). While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other BGO Accounts, their portfolio entities or BGO. There can be no assurance that any such activities will be successful in advancing our interests or the interests of an Other BGO Accounts or a portfolio entity or otherwise benefit such entities.

Additional potential conflicts of interest may arise in the future due to possible future activities.

The Adviser and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Advisory Agreement, the Adviser and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Adviser, BGO and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities. Additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Adviser) will take such actions as we determine appropriate to mitigate the conflict.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify to be taxed as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify to be taxed as a REIT. If we fail to qualify to be taxed as a REIT in any tax year, then:

●	we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
●	any resulting tax liability could be substantial and could have a material adverse effect on our book value;
●	unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify to be taxed as a REIT and for which we had taxable income; and
●	we generally would not be eligible to requalify to be taxed as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT asset test requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.9% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

The Ownership Limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.

Non-U.S. holders may be subject to U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “Material U.S. Federal Income Tax Considerations — Taxation of U.S. Holders of Our Common Stock”), other than a

“qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition and therefore, may be treated as recognizing income effectively connected with the conduct of a U.S. trade or business. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Proposed Treasury regulations issued on December 29, 2022 modify the existing criteria for qualification as a domestically controlled REIT and provide that the ownership by non-U.S. persons will be determined by looking through pass-through entities and certain U.S. corporations, among other rules. We cannot assure you that we will qualify as a domestically controlled REIT under current rules or the proposed regulations or final rules, if and when enacted, and we have no obligation to qualify as such under our governing documents. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock.

A non-U.S. holder other than a “qualified shareholder” or a “withholding qualified holder,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.

We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

We may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. In addition, we may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non- REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for taxable years ending before January 1, 2026, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in shares of our common stock is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”). The IR Act includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions with respect to an “applicable corporation”. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. A taxable REIT subsidiary would operate as a standalone corporation for

U.S. federal income tax purposes and therefore could be adversely affected by the IR Act. We will continue to analyze and monitor the application of the IR Act to our business; however, the effect of these changes on the value of our assets, shares of common stock or market conditions generally, is uncertain.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

Retirement Plan Risks

If the fiduciary of an employee benefit plan or plan subject to the Code or ERISA fails to meet the fiduciary and other standards under ERISA or, the Code as a result of an investment in our common stock, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in shares of our common stock on behalf of any “employee benefit plan” within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) which is subject to Title I of ERISA or a “plan” within the meaning of Section 4975 of the Code which is subject to the prohibited transaction provisions of Section 4975 of the Code, including, for example, a pension, profit sharing, 401(k) or other employer-sponsored retirement plans, health or welfare plan, trust, individual retirement accounts (“IRAs”) or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:

●	the investment is consistent with your fiduciary obligations under applicable law, including, ERISA and the Code;
●	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
●	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code; the investment will not impair the liquidity of the trust, plan or IRA;
●	the investment will not produce “unrelated business taxable income” for the trust plan or IRA;
●	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
●	the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in shares of our common stock constitutes a non-exempt prohibited transaction under Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

We may encounter risks arising from provision of managerial assistance.

We will use reasonable efforts to conduct our affairs so that the Company’s assets should not be deemed to constitute “plan assets” of any stockholder that is a “benefit plan investor” (each within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”)). In this regard, the Company may be operated so that it should qualify as a “venture capital operating company” (“VCOC”) within the meaning of the Plan Asset Regulations. Operating the Company as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments. Such rights could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors. In this regard, the Company may designate a director to serve on the board of directors of one or more portfolio entities. The designation of directors and other measures contemplated could expose our assets to claims by a portfolio entity, its security holders, and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. In addition, because the Company may be operated in a manner intended to qualify the Company as a VCOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments and the Company could be required to liquidate investments at a disadvantageous time, resulting in lower proceeds to the Company than might have been the case without the need for such compliance.

If our assets at any time are deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

As noted above, we will use reasonable efforts to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any stockholder that is a “benefit plan investor” within the meaning of ERISA and the Plan Asset Regulations. If, notwithstanding our reasonable efforts, our assets were deemed to constitute “plan assets” of any stockholder that is a “benefit plan investor”, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the benefit plan investor any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a benefit plan investor who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Investors that are, or are investing the assets of any, “benefit plan investor” or other plan, fund, account or other arrangement that is subject to any other federal, state, local, non-U.S. or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code (together with benefit plan investors, “Plans”), should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Plan is in no respect a representation by us or our affiliates that such an investment meets all relevant legal requirements with respect to investments by Plans generally or any particular Plan, or that such an investment is appropriate for Plans generally or any particular Plan.

Risk Arising from Potential Control Group Liability.

Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.

A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Company holds in one or more of its portfolio companies, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.”

While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its portfolio companies and the nature of any management fee arrangements.

If the Company were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the portfolio companies by the Company and/or its affiliates and other co-investors in a portfolio company and their respective ownership interests in the portfolio company, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio entity could result in liability being incurred by the Company, with a resulting appropriation of Company assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Company assets. Moreover, regardless of whether or not the Company were determined to be a trade or business for purposes of ERISA, a court might hold that one of the portfolio company in which we are investing could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.

General Risk Factors

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators or other replacements for the reduced or interrupted utilities, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.

Certain properties may require permits or licenses.

A license, approval or permit may be required to acquire certain investments and their direct or indirect holding companies (or registration may be required before an acquisition can be completed). There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected.

We face legal risks when making investments.

Investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other investments. In addition, it is not uncommon for investments to be exposed to a variety of other legal risks. These can include, but are not limited to, environmental issues, land expropriation and other property related claims, industrial action and legal action from special interest groups.

We may face risks associated with short sales.

Our use of short sales for investment and/or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.

Our short selling strategies may limit our ability to benefit from increases in the markets. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us. Finally, SEC, FINRA or other regulations relating to short selling may restrict our ability to engage in short selling.

We may incur contingent liabilities in connection with the disposition of investments.

In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business or other investment comparable to the investment being sold. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Adviser may establish reserves or escrow accounts.

We will face risks associated with hedging transactions.

We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks.

See “— We may invest in derivatives, which involve numerous risks” above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

As an externally managed REIT, our day-to-day operations are managed by the Adviser under the oversight of our board of directors. Our executive officers are senior professionals of the Adviser. As such, we are reliant on the Adviser to provide to us with information regarding its cybersecurity program that is relevant to us.

The Adviser maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by us, from anticipated threats or hazards. The

Adviser utilizes a variety of protective measures as part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software, among others.

The Adviser tests its cybersecurity defenses regularly through automated and manual vulnerability scanning to identify and remediate critical vulnerabilities. In addition, it conducts tests to validate its security posture. Further, the Adviser engages in cyber incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Tabletop exercises are conducted by the Adviser’s information technology security team in collaboration with outside service providers as appropriate and includes members of the Adviser’s senior management and Legal/ Compliance team. Learnings from these tabletop exercises and any events that the Adviser experiences are reviewed, discussed, and incorporated into its cybersecurity framework as appropriate.

In addition to the Adviser’s internal exercises to test aspects of its cybersecurity program, the Adviser periodically engages independent third parties to assess the risks associated with its information technology resources and information assets. Among other matters, these third parties analyze data on the interactions of users of the Adviser’s information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of the cybersecurity systems and processes.

The Adviser has a comprehensive cybersecurity incident response plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our executive officers and other representatives of the Adviser or its affiliates) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually.

The Adviser maintains a cybersecurity risk management process to identify and mitigate risks that impact the firm. The Adviser’s Vice President, IT Security periodically discusses and reviews cybersecurity risks and related mitigants with the Adviser’s Information Security Steering Committee and incorporates relevant cybersecurity risk updates and metrics.

The Adviser employs a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.

In the last three fiscal years, we have not experienced a material information security breach incident, and the expenses we have incurred from information security breach incidents have been immaterial. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For a discussion of how risks from cybersecurity threats affect our business, and our reliance on the Adviser and its affiliates in managing these risks, see “Part 1. Item 1A. Risk Factors—Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation and subject us to regulatory actions, increased costs and financial losses, each of which could materially adversely affect our business and results of operations.” in this Annual Report on Form 10-K.

Cybersecurity Governance

The Adviser has a dedicated cybersecurity team, led by its Vice President, IT Security, who works closely with the Adviser’s Information Security Steering Committee , to develop and advance the firm’s cybersecurity strategy, which applies to us. The Adviser’s Information Security Steering Committee includes its Chief Information Officer, Chief Risk Officer, and General Counsel.

The Vice President, IT Security has extensive experience in cybersecurity and technology and is responsible for all aspects of cybersecurity across the Adviser. He has a has more than 26 years of experience in diversified information technology and security. He holds a Bachelor's degree in Electronics and Communication Engineering.He possesses industry-recognized certifications such as CISSP, CRISC, and CISM

The Adviser conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The Vice President , IT Security reviews the cybersecurity framework annually as well as on an event-driven basis as necessary. The Vice President, IT Security also reviews the scope of the cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of the Adviser’s information and systems.

Our board of directors is responsible for understanding the primary risks to our business, including any cybersecurity risks, and has delegated such responsibility for such oversight of cybersecurity matters to the audit committee. The audit committee is responsible for reviewing periodically our and the Adviser’s information technology security controls and related compliance matters, with management. The board of directors and audit committee may also receive periodic updates from management as to our and the Adviser’s cybersecurity risks and the Adviser cybersecurity program developments.

ITEM 2. PROPERTIES

For an overview of our real estate investments, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio.”

Our principal executive and administrative offices are located at 399 Park Avenue, New York, New York 10022. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offerings of Common Stock

We are conducting a public offering of common stock. The Offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. As of March 21, 2024, we had 1 holder of each of our Class E, Class T, Class S, Class D and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance participation interest, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established trading market for our common stock. Our Class E shares are not offered in the Offering and are not subject to a management fee or performance participation interest.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I shares or Class E shares.

The Dealer Manager, a registered broker dealer affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares or Class E shares. Because we did not receive proceeds from the Offering for the period from February 3, 2023 (date of capitalization) to December 31, 2023, the ratio of the cost of raising equity capital to the gross amount of equity capital raised is not applicable.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be paid to participating broker-dealers. Through December 31, 2023, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. The following valuation methods are used for purposes of calculating our NAV:

●	Investments in real property are valued by our independent valuation advisor, and independent third-party appraisal firms using the income approach’s discounted cash flow method. The discounted cash flow method takes into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures. Our independent valuation advisor and independent third-party appraisers may supplement the discounted cash flow analysis with a sales comparison approach and the income approach’s direct capitalization method, but typically reconcile exclusively to the discounted cash flow method.
●	Investments in real estate debt are valued by an independent debt valuation services firm using the discounted cash flow method. Our independent debt valuation services firm calculates the fair value of loans by considering all relevant calculations and scenarios that a market participant would consider in evaluating the financial instrument. Most loans held as an investment are valued by discounting debt service cash flows using a market yield.
●	Investments in real estate-related securities consists of investments in CMBS. We classify CMBS as trading securities and the Adviser generally values such CMBS on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in real estate-related securities by utilizing third-party service providers whenever available.
●	Liabilities include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities, where applicable. Other than property-level mortgages, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages, which are valued monthly by an independent valuation services firm. For most loans valued from the borrower’s perspective, our independent debt valuation services firm utilizes a discounted cash flow analysis in evaluating its fair value conclusions. Additional inputs or adjustments to fair value conclusions may be applicable based on observations of market participant behavior.

The following table presents our monthly NAV per share for each of the five classes of shares for the period from the commencement of the Offering to December 31, 2023:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
July 31, 2023	$—	$—	$—	$—	$10.71
August 31, 2023	—	—	—	—	10.76
September 30, 2023	—	—	—	—	10.98
October 31, 2023	—	—	—	—	10.98
November 30, 2023	—	—	—	—	10.75
December 31, 2023	—	—	—	—	10.50

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2023:

Components of Operating Partnership NAV	December 31, 2023
Cash and cash equivalents	$6,916,335
Investments in unconsolidated real estate ventures	235,175,546
Due to affiliates	(330,652)
Non-controlling interest in consolidated real estate venture	(105,027,095)
Net Asset Value	$136,734,134
Number of outstanding shares	13,020,000

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2023 ($ and shares):

						Third Party
						Operating
						Partnership
NAV Per Share	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Units*	Total
Net asset value	$—	$—	$—	$—	$210,037	$136,524,097	$136,734,134
Number of outstanding shares	—	—	—	—	20,000	13,000,000	13,020,000
NAV Per Share as of December 31, 2023	$—	$—	$—	$—	$10.50	$10.50	$10.50

*OP Units are held by Sunlife.

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Equity to NAV	December 31, 2023
Equity under U.S. GAAP	$119,839,676
Adjustments:
Organization and offering costs	6,774,399
Unrealized appreciation on unconsolidated real estate ventures	4,844,589
GAAP depreciation included in net loss from unconsolidated real estate ventures	10,041,591
Operating expenses advanced through December 31, 2023	2,080,348
Change in non-controlling interests in consolidated real estate venture	(6,846,469)
NAV	$136,734,134

The valuations of our real estate properties were provided by third party appraisers and/or the independent valuation advisor in accordance with our valuation procedures. The independent valuation advisor reviewed appraisals provided by the third party appraisers, and the Adviser reviewed the appraisals from both the third-party appraisers and/or the independent valuation advisor. The weighted average of certain key assumptions from the discounted cash flow analysis of the respective appraisal reports as of December 31, 2023 are set forth in the following table:

Weighted-
Average Basis
Exit capitalization rate	6.2%
Discount rate / internal rate of return	7.1%
Average holding period (years)	10.0

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

Distributions

As of December 31, 2023, we had not declared or paid any distributions. We intend to declare monthly distributions based on record dates established by our board of directors and pay such distributions on a monthly basis commencing with the first full calendar quarter after we commence substantial operations. We intend to distribute sufficient income so that we satisfy the requirements to qualify as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to dividends - paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable under the code if we qualify as a REIT. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2023.

Unregistered Sales of Equity Securities

On February 3, 2023, we were capitalized with a $200,000 investment by the Adviser in exchange for 20,000 shares of our common stock. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4 (a) (2) of the Securities Act.

On January 8, 2024, we sold 125 shares of our Series A Preferred Stock at a purchase price of $1,000 per share for aggregate gross proceeds of $125,000. The offering of Series A Preferred Stock was effected for the purpose of having at least 100 stockholders to satisfy one of the qualifications we must meet in order to qualify as a REIT under the Code. The offer and sale of these shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4 (a) (2) and Regulation D promulgated thereunder.

Use of Offering Proceeds

On July 7, 2023, our Registration Statement on Form S-11 (File No. 333-271906) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. The purchase price is equal to the transaction price plus applicable upfront selling commissions and dealer manager fees.

During the period from February 3, 2023 (date of capitalization) to December 31, 2023, we received no proceeds from the Offering.

Share Repurchases

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The total amount of aggregate repurchases of Class S, Class T, Class D and Class I shares is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the period from February 3, 2023 (date of capitalization) to December 31, 2023, we did not receive any repurchase requests and accordingly did not repurchase any shares of our common stock pursuant to our share repurchase plan.

Sun Life Repurchase Rights

The Class E units issued to Sun Life in connection with the Seed JV Acquisition are not eligible for repurchase pursuant to our share repurchase plan and will only be eligible for repurchase by us following the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) July 7, 2026. Following such period, Sun Life may request that we repurchase such Class E units on a monthly basis, at a price per unit equal to the most recently determined NAV per Class E unit as of the repurchase date. The aggregate amount of Class E units that we are required to repurchase from Sun Life in any month will be limited to an amount not to exceed 25% of the amount by which net proceeds from our public offering and any private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. In addition, we will not repurchase any Class E units from Sun Life during any period that the full amount of all shares of our common stock requested to be repurchased under our share repurchase plan are not repurchased or our share repurchase plan has been suspended. The foregoing description of the terms of the Contribution Agreement, which provides for Sun Life’s repurchase terms, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Contribution Agreement, which is attached hereto as an exhibit and incorporated herein by reference.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Company,” “we,” “us,” or “our” refer to BGO Industrial Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectation that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A – “Risk Factors” in this Annual Report on Form 10-K.

Overview

We are a Maryland corporation formed on September 7, 2022. We were formed to be a pure-play industrial REIT, which will be investing primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States. To a lesser extent, we will also invest in real estate-related assets, including real estate debt and real estate-related securities. We intend to qualify as a REIT for federal income tax purposes. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the BentallGreenOak U.S. Limited Partnership (the “Adviser”) the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

We have registered with the SEC our initial public offering, commencing on July 7, 2023, of up to $5 billion in shares of common stock, consisting of up to $4 billion in shares in our primary offering and up to $1 billion in shares pursuant to the distribution reinvestment plan (the “Offering”).

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

As discussed below, we acquired our first investment on July 7, 2023. The number and type of properties or real estate-related investments that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities.

2023 Highlights

From February 3, 2023 (date of our initial capitalization) through July 6, 2023, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. Our Offering commenced on July 7, 2023, and we commenced principal operations on July 7, 2023, with the acquisition of our first investment.

Investments

On July 7, 2023, the Company, entered into a Contribution Agreement (the “Contribution Agreement”) with Sun Life (U.S.) HoldCo 2020, Inc., a Delaware corporation (“Sun Life”) and an affiliate of Sun Life Financial Inc., BGO Genesis Holding

LLC, a Delaware limited liability company, and BGO IREIT Operating Partnership LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”), pursuant to which Sun Life contributed its 56.5% interest in a joint venture (the “Seed Joint Venture”) that indirectly owns a portfolio of industrial assets (the “Seed Portfolio”) to the Company in exchange for 13,000,000 Class E units of the Operating Partnership at a price per unit equal to $10.00 (the “Seed JV Acquisition”). The purchase price of the Seed Joint Venture is equal to $130 million, which represents the aggregate capital contributions made by Sun Life in respect of the Seed Joint Venture. As of December 31, 2023, the estimated gross asset value of the Seed Portfolio was approximately $957 million (inclusive of cash on hand and the value of certain debt). The Company’s 56.5% interest in the Seed Joint Venture represents an indirect 34.2% ownership interest in the Seed Portfolio.

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

The table below sets forth certain summary information regarding the Seed Portfolio.

						Real Estate
			Number of	Total	Real Estate	Value Per		Occupied
Property	Market	Sector	Buildings	Square Feet	Value(1)	Square Foot	Year Built	Rate(2)
Hazelwood Tradeport	St. Louis	Industrial	9	3,796,011	$369,900,000	$97	2018 - 2023	83%
West Chester Trade Center	Cincinnati	Industrial	9	2,343,109	$238,200,000	$102	2019 - 2022	100%
Horizons Industrial	Kansas City	Industrial	10	2,520,932	$239,500,000	$95	2012 - 2021	100%
Heartland 94	Chicago MSA	Industrial	1	757,281	$67,900,000	$90	2022	100%
Total Average			29	9,417,333	$915,500,000	$97		93%
(1)	Real Estate Value represents the appraised value of each property included in the Seed Portfolio as of December 31, 2023.
(2)	Occupied Rate includes all leased square footage as of December 31, 2023.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

For the period from
February 3, 2023 (date of
capitalization) through
December 31, 2023
Expenses
General and administrative	$2,723,088
Total expenses	2,723,088
Other income (expense)
Income (loss) from unconsolidated real estate ventures	(2,450,982)
Total other income (expense)	(2,450,982)
Net loss	$(5,174,070)
Net loss attributable to non-controlling interest in consolidated real estate venture	1,157,296
Net loss attributable to non-controlling interest in Operating Partnership	4,010,604
Net income (loss) attributable to stockholders	$(6,170)

Net income (loss) per share of common stock, basic and diluted	$(0.31)
Weighted-average shares of common stock outstanding - basic and diluted	20,000

General and administrative expenses

During the period from February 3, 2023 (date of capitalization) through December 31, 2023, general and administrative expenses were $2.7 million and consisted of $0.2 million of organization and offering costs incurred in conjunction with our formation. Such costs included legal fees, accounting fees, and transfer agent fees, among other costs. We do not expect to incur additional material organization costs in the future as our formation is substantially complete and we have commenced principal operations. General and administrative expenses also include operating expenses, of $2.5 million related to general corporate matters, such as professional fees, legal fees and insurance premiums.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the period from February 3, 2023 (date of capitalization) to December 31, 2023, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $1.2 million due to the 43.5% non-controlling interest in the Seed Portfolio.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 7, 2024. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2024, the first anniversary of the commencement of the Offering. As of December 31, 2023, the Adviser had accrued approximately $6.6 million of organization and offering expenses on our behalf. In addition, the Adviser will advance on our behalf certain of our corporate-level operating expenses but excluding investment-related expenses and financing expenses through July 7, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

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

On February 3, 2023, we were capitalized with a $200,000 investment by the Adviser in exchange for 20,000 shares of our common stock. The Adviser or its affiliate, as applicable, has agreed to not sell, transfer or dispose of such shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the us.

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

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution

We believe FFO is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, (iv) net gains or losses from change in control, and (v) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that AFFO is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, (iii) amortization of mortgage premium/discount, (iv) organization costs, (v) unrealized (gains) losses from changes in fair value of financial instruments, (vi) net forfeited investment deposits, (vii) amortization of restricted stock awards, (viii) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in shares or IREIT OP units, even if subsequently repurchased by us, (ix) severance costs, (x) gain or loss on involuntary conversion, (xi) amortization of deferred financing costs, (xii) losses (gains) on extinguishment of debt, and (xiii) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that FAD is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, FAD is a metric, among others, that is considered by our board of directors and executive officers when determining the amount of our dividend to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or IREIT OP units, even if subsequently repurchased by us, (ii) realized losses (gains) on financial instruments, (iii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iv) stockholder servicing fees paid during the period, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commission, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes (i) adjustments for working capital items and(ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.

FFO, AFFO, and FAD should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.

The following table presents a reconciliation of net loss attributable to IREIT stockholders to FFO, AFFO and FAD attributable to IREIT stockholders:

For the period from
February 3, 2023 (date of capitalization)
through
December 31, 2023
Net Loss attributable to stockholders	$(6,170)
Adjustments to arrive at FFO:
Depreciation and amortization	6,820,037
Amount attributable to non-controlling interests for above adjustments	(6,809,561)
FFO attributable to stockholders	$4,306
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(556,050)
Amortization of above and below-market lease intangibles	(1,612,564)
Amount attributable to non-controlling interests for above adjustments	2,165,283
AFFO attributable to stockholders	$975
Adjustments to arrive at FAD:
FAD attributable to stockholders	$975

Cash Flows

Cash flows provided by operating activities totaled $6.7 million for the period from February 3, 2023 (date of capitalization) through December 31, 2023 primarily due to cash distributions received from the Seed JV.

Cash flows provided by financing activities totaled $0.2 million for the period from February 3, 2023 (date of capitalization) through December 31, 2023 primarily due to net proceeds from the issuance of our common stock of $0.2 million.

Critical Accounting Policies

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

Recent Accounting Pronouncements

See Note 3 — "Summary of Significant Accounting Policies" to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear in the accompanying Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
John Carrafiell	59	Chairman of the Board
Michael Glimcher	56	President, Chief Executive Officer and Director
Lori Biancamano	50	Chief Financial Officer and Treasurer
Matthew Gorman	36	Chief Investment Officer
Matthew Campbell	51	Secretary
Edgar Alvarado	65	Independent Director
Timothy Callahan	73	Independent Director
Lizanne Galbreath	66	Independent Director

John Carrafiell has served as Chairman of the Board since March 2023. Mr. Carrafiell also has served as the Co-Chief Executive Officer of BGO, a global investment management firm with over $83 billion in assets under management and 27 cities in 12 countries and 1,300 employees, since July 2021. John was a co-Founder of GreenOak Real Estate in May 2010 which grew organically to $12 billion of assets under management in 10 countries prior to its 2019 merger with Bentall Kennedy (owned by a Toronto headquartered, Sun Life Financial Inc.). He is an investor in and a member of the board of Sandow Lakes Ranch Venture, LLC, formed in 2023, a 32,000-acre (50 square miles) development project outside Austin, Texas. John and his co-Founder (along with their formational GreenOak Partners and BGO’s Senior Managers) own nearly 50% of BGO; with Sun Life Financial Inc. owning the balance. Based in BGO’s Miami, Florida office, John has joint oversight responsibility for BGO’s global business with a focus on the U.S., European and UK businesses and is a senior member of the firm’s Investment Committees globally since GreenOak’s formation and a member of the BGO board since July 2021.

John serves as a member of the board and chairman of the audit committee of Klepierre, one of Europe’s largest publicly traded REITs, since January 2015 and chairman of the audit committee since July 2018. John was a Member of the board of Bulk Infrastructure (“Bulk”) from December 2020 to July 2023), a leading provider of green data centers and logistics in the Nordics, where BGO holds a 51% stake in the company. His current role is as an observer of the board of Bulk from July 2023 until present. From December 2011, John advised the New York State Common Retirement Fund (“NYSCRF”) in its largest international investment in Shurgard, the leading European self storage company, and was NYSCRF’s board representative from the company’s October 2018 initial public offering (“IPO”) to February 2020. He held the role of audit committee member of Shugard, Europe’s largest self-storage company with a market capitalization of approximately $4 billion, from its IPO until February 2019. From June 2004 to March 2009 John was a member of the board and chairman of both the audit committee and the operating committee of Canary Wharf, the leading developer and owner of the London office district. John was a member of the board of several other publicly listed European companies including Netherlands-based pan-European REIT Corio and Germany-based DIC. He is also a former director of the executive board of the European Public Real Estate Association (EPRA, the equivalent of NAREIT).

John is a 35-year private equity, corporate finance and real estate veteran (32 years based in London and Europe). He became Head of European Real Estate for Morgan Stanley in 1994 (at the age of 29) and rose during a 22-year career to be Head of Global Real Estate (both principal investing with $100 billion of AUM, and Investment Banking) and to serve as a member of the Morgan Stanley Investment Banking Division’s six-person Global Operating Committee in 2005. Among many notable transactions, the IPO, take-private, and re-IPO of Canary Wharf, which John led, was, at $10 billion of gross assets, the largest-ever transaction of its type in Europe and resulted in exceptional returns for its investors over a decade of stewardship, including navigating the Great Financial Crisis.

John is a former trustee of the Urban Land Institute (ULI) and member of its finance and endowment committee. John is the co-Chairman of the Yale School of Architecture Dean’s Council. John is the co-Chairman of the Chelsea & Westminster Hospital Foundation Trust Development Board. He is a member of the board of overseers of the University of Pennsylvania’s School of Design & Architecture. John graduated Yale University in 1987 with a Bachelor of Arts degree in Philosophy.

Mr. Carrafiell is a valuable member of our board of directors because of his extensive real estate, investment and public company experience.

Michael Glimcher has served as our President and Chief Executive Officer and a member of our board of directors since September 2022. He also has served as Managing Director and Chief Executive Officer, Retail Strategies at BGO since June 2022. From November 2020 to March 2022, he previously served as Donahue Schriber’s Chairman, President and Chief Executive Officer until the company was sold in March 2022. Mr. Glimcher also served as Chief Executive Officer of Starwood Retail Partners, working with its parent company, Starwood Capital Group, from September 2017 until October 2020. Mr. Glimcher began his career in the real estate industry nearly 30 years ago at Glimcher Realty Trust, where he ultimately served as Chief Executive Officer from 2005 to 2015 and as Chairman from 2007 to 2015. At Glimcher Realty Trust, he successfully repositioned the portfolio from strip center/small market malls to a highly productive portfolio of larger market and outlet malls as well as open air and lifestyle centers. During his tenure, Mr. Glimcher developed Scottsdale Quarter and pioneered experiential retail as demonstrated at this premier mixed-use development in North Scottsdale. In 2015, Glimcher Realty Trust merged with Washington Prime Group to create WP Glimcher where Mr. Glimcher served as Chief Executive Officer and Vice Chairman until June 2016. Mr. Glimcher has served on the Executive Board of Governors and the Governing Committee of the National Association of Real Estate Investment Trusts, and is a former Trustee of the International Council of Shopping Centers and a former member of the Real Estate Roundtable. He was a 2013 Ernst & Young Entrepreneur of the Year and named a Midwest Real Estate Icon by Real Estate Forum Magazine. Mr. Glimcher also has served as board member of M/I Homes, a publicly traded builder of single family homes (NYSE: MHO), since January 2013. Mr. Glimcher holds a B.S. degree from Arizona State University.

Mr. Glimcher is a valuable member of our board of directors because of his extensive real estate, investment and corporate governance experience.

Lori Biancamano has served as our Chief Financial Officer and Treasurer since February 2023. Ms. Biancamano also serves as a Managing Partner and Head of New Product Development for BGO and is responsible for set-up, creation, formation and standardization of all new strategic funds, products and companies for BGO globally, as well as assisting with strategic matters across the BGO platform. Ms. Biancamano served as the Chief Financial Officer at GreenOak, a predecessor firm to BGO, since its inception in 2010 overseeing global finance in Asia, US and Europe. GreenOak merged with Bentall Kennedy to become BGO in 2019. Prior to joining the company, Ms. Biancamano was an Executive Director at Morgan Stanley in the real estate division responsible for investor, financial and management reporting on a global basis, as well as the strategic technology platform for the global Morgan Stanley Real Estate Funds. Prior to joining Morgan Stanley, Ms. Biancamano was a Vice President in the real estate tax group of Goldman Sachs focusing on investor and fund tax reporting and structuring for the Whitehall Funds and as a tax consultant at Ernst & Young. Lori is a graduate of Holy Cross College with a degree in economics and accounting and holds an MBA from the University of Connecticut.

Matthew Gorman has served as our Chief Investment Officer since September 2022. Mr. Gorman also serves as a Managing Director for BGO and is based in Los Angeles, previously spending time in the Adviser’s New York office. Since joining BGO in September 2011, Mr. Gorman has played an integral role in growing the firm’s global assets under management from $0 to over $10 billion, prior to a merger with Bentall Kennedy in July 2019. Mr. Gorman has been actively involved in all facets of the business including fund formation and strategy, acquisition of over $5 billion in assets and asset management of BGO’s investments across all major asset classes and regions throughout the United States. Prior to joining BGO, Mr. Gorman worked in investment banking within the real estate investment banking group at Barclays Capital, where he focused primarily on corporate M&A and public capital raising assignments. Mr. Gorman received a Bachelor of Science degree with Highest Distinction in Finance from Indiana University’s Kelley School of Business in 2010.

Matthew Campbell has served as our Secretary since March 2023. Mr. Campbell is General Counsel, Chief Compliance Officer and Chief Risk Officer for BGO, and has been with BGO and Bentall Kennedy, a predecessor to BGO, since 2013. In these roles, he advises on all global legal and regulatory matters impacting BGO’s business. From July 2019 to September 2020, he was Co-General Counsel, Chief Compliance Officer and Chief Risk Officer for BGO. Prior to that, he held various roles with Bentall Kennedy, including Canadian General Counsel and Chief Compliance Officer from June 2016 to July 2019. Mr. Campbell was Chief Legal Counsel and Compliance Officer of IA Clarington Investments Inc.

from December 2009 until he joined Bentall Kennedy in 2013. From April 2005 until 2009, Mr. Campbell was Chief Legal Counsel of IA Clarington Investments Inc. and General Counsel of its predecessor, Clarington Corporation. IA Clarington is a mutual fund manager and as general counsel Mr. Campbell oversaw all legal aspects of its business. Mr. Campbell articled and practiced as a lawyer at Borden Ladner Gervais LLP from 1998 to 2005. He holds a B.A. from McGill University and a L.L.B. from the University of Toronto.

Edgar Alvarado has served as an Independent Director since March 2023. Mr. Alvarado has 35 years of corporate experience with large financial institutions and extensive experience in creative strategy development, investment trending, organizational design, relationship management and tactical execution of complex investment programs. Between 1993 and 2016, Mr. Alvarado has held progressively responsible positions at Allstate Investments and was responsible for all real estate equity investment for Allstate on a global basis as well as being part of the Senior Management team that had overall responsibility for Allstate’s $90 billion investment portfolio. Mr. Alvarado established TAS Investments, LLC as his family office to invest across all public equity and fixed income sectors. Mr. Alvarado has also served as a Senior Advisor to Oderoche (2018-2021), a capital raising and capital structuring firm based in New York, Sundial Park Group (2018-2020), a real estate advisory and consulting firm based in Denver, Co, and Aldea Capital Partners (2016-2020), a private equity firm based in Los Angeles. Mr. Alvarado has also served on the Pension Real Estate Association Board of Directors as Chair of the Institutional Investors Council from 2014 to 2016, served on the Board of Advisors of the University of Wisconsin-Graaskamp Center for Real Estate from 2014 to 2016 and was a member of the Editorial Board of The Institutional Real Estate Letter from 2010 to 2016. Mr. Alvarado has his MBA from Northwestern University’s Kellogg Graduate School of Management; a Bachelor of Science in Finance from the University of Illinois; his RPA designation in commercial real estate and has completed leadership coursework at the Graduate School of Design at Harvard University.

Mr. Alvarado is a valuable member of our board of directors because of his extensive experience in the real estate industry.

Timothy Callahan has served as an Independent Director since March 2023. Mr. Callahan is the Chief Executive Officer of Callahan Capital Partners (“CCP”). Prior to founding CCP’s predecessor company in 2006, Mr. Callahan served as President and Chief Executive Officer of Trizec Properties, Inc. (NYSE: TRZ), a 40 million square foot, publicly traded national office REIT. Upon joining Trizec in 2002, Mr. Callahan led a significant portfolio repositioning strategy that culminated in its sale to Brookfield Properties and Blackstone. Previously, Mr. Callahan served as President and Chief Executive Officer of Equity Office Properties Trust (NYSE: EOP). Under Mr. Callahan’s leadership, beginning in 1996, EOP grew from 32 million square feet to approximately 125 million square feet, transforming EOP into the largest public U.S. office REIT. He also served in various executive level positions, including CFO, at Equity Group Investments (EGI), Sam Zell’s holding company, where he coordinated all real estate and corporate financing and capital markets activities. Earlier in his career, Mr. Callahan held the positions of Northeast Director of Development for The Edward J. DeBartolo Corporation and as Senior Vice President at Chemical Realty Corporation, a division of Chemical Bank where he had responsibilities over real estate lending and investment banking. A long-time member of the Real Estate Roundtable and a founding Board member of the UCLA Ziman Center for Real Estate, he received a B.A. in pre-professional studies from the University of Notre Dame and attended the New York University School of Business.

Mr. Callahan is a valuable member of our board of directors because of his extensive experience in the real estate industry.

Lizanne Galbreath has served as an Independent Director since March 2023. Ms. Galbreath has served as the Managing Partner of Galbreath & Company, a real estate investment firm, since 1999. From April 1997 to 1999, she was Managing Director of LaSalle Partners/Jones Lang LaSalle (NYSE: JLL), a real estate services and investment management firm, where she also served as a director. From 1984 to 1997, Ms. Galbreath served in a variety of leadership positions including as Managing Director, Chairman and Chief Executive Officer of The Galbreath Company, the predecessor of Galbreath & Company. She currently serves on the boards of Marriott Vacations Worldwide, Rare, The Nature Conservancy’s Montana state chapter, and the Urban Land Institute. Ms. Galbreath formerly served on the boards of Starwood Hotels and Resorts Worldwide, Inc. (NYSE: HOT), Paramount Group, Inc, ILG, Inc. (2014-2020) (until its merger with Marriott Vacations Worldwide), the Fairfield County Community Foundation where she chaired the board, Grosvenor, North America (The Duke of Westminster’s North American real estate investment company), Stew Leonard’s (a regional food and wine company in third generation of ownership) and was the past chair of The Wharton School’s Real

Estate Advisory Board. Ms. Galbreath received an MBA from The Wharton School at the University of Pennsylvania and a Bachelor of Arts from Dartmouth College.

Ms. Galbreath is a valuable member of our board of directors because of her extensive experience in the real estate industry.

Although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of the Adviser, they have certain duties as executive officers of our company arising from Maryland law, our charter and our bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of directors from time to time.

Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of directors from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, as it relates to those also covered by BGO’s code of conduct, operates in conjunction with, and in addition to, BGO’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.

Our Code of Business Conduct and Ethics is available on our website, www.bgoireit.com. Stockholders may also request a copy of the Code of Business Conduct and Ethics, which will be provided without charge, by writing to BGO Industrial Real Estate Income Trust, Inc. at 399 Park Avenue, 18th Floor, New York, NY 10022. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

Corporate Governance Guidelines

We have also adopted Corporate Governance Guidelines to advance the functioning of our board of directors and its committees and to set forth our Board’s expectations as to how our directors should perform their respective functions. Our Corporate Governance Guidelines are available on the company’s website at www.bgoireit.com under “For Stockholders—Corporate Governance Documents.”

Audit Committee Financial Expert

Our board of directors has established an audit committee, and appointed Messrs. Alvarado and Callahan and Ms. Galbreath to serve thereon. Mr. Alvarado serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

●	our accounting and financial reporting processes;
●	the integrity and audits of our financial statements;
●	our compliance with legal and regulatory requirements;
●	the qualifications and independence of our independent auditors; and

●	the performance of our internal and independent auditors.

In addition, the audit committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.

The audit committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The audit committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints subject to Section 21F of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation

Upon commencement of the Offering, we compensated each of our non-employee directors who are not affiliated with the Adviser or BGO with an initial grant of 15,000 restricted stock units, plus an additional 1,000 restricted stock units to the chairperson of the audit committee. The restricted stock units will vest one year from the date of grant and will be settled and paid in Class E shares, at the non-employee director’s election, on the vesting date or on the earlier of a set date in the future or upon the director’s separation from our board of directors. Following the 2024 annual meeting of stockholders, we intend to compensate each of our non-employee directors who are not affiliated with the Adviser or BGO with an annual retainer of $150,000, plus an additional retainer of $10,000 to the chairperson of our audit committee. We intend to pay in quarterly installments 50% of this compensation in cash or Class E shares based on the most recent prior month’s NAV, or a combination thereof, at the election of the director, and the remaining 50% in an annual grant of restricted stock based on the most recent prior month’s NAV. The restricted stock will generally vest one year from the date of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or BGO will not receive additional compensation for serving on the board of directors or committees thereof.

Independent director stock ownership policy

Our board of directors adopted a stock ownership policy for our independent directors in order to align our independent directors’ financial interests with those of our stockholders by requiring such directors to own a minimum level of our stock. Each of our independent directors is required to own shares in an amount equal to two and a half times his or her annual cash retainer within five years of becoming subject to the policy.

The following table sets forth the compensation to our independent directors for the period from February 3, 2023 (date of capitalization) to December 31, 2023:

	Fees Earned or
Name	Paid in Cash	Stock Awards (1)	Total
Edgar Alvarado	$—	$160,000	$160,000
Timothy Callahan	—	150,000	150,000
Lizanne Galbreath	—	150,000	150,000
	$—	$460,000	$460,000
(1)	Includes the total fair value in restricted stock units awarded to each of the independent directors during 2023. Each of our independent directors received an initial grant of 15,000 restricted stock units, plus an additional 1,000 restricted stock units to the chairperson of the audit committee. The restricted stock units will vest one year from the date of grant and will be settled and paid in Class E shares, at the independent director’s election, on the vesting date or on the earlier of a set date in the future or upon the independent director’s separation from our board of directors. The restricted stock grants were valued in accordance with FASB ASC Topic 718 which was based on a NAV per share of $10.00, the then current NAV per share of our Class E shares on the date of grant.

Executive Compensation

We are externally managed and currently have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. The Advisory Agreement provides that the Adviser is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Although we do not pay our executive officers any cash compensation, we pay the Adviser the fees described in Item 13 – “Certain Relationships and Related Transactions, and Director Independence” below.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay any compensation to our officers. Our independent directors participate in the consideration of independent director compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2023, we did not have an equity compensation plan or individual compensation arrangements under which equity securities of the registrant are authorized for issuance. We award restricted stock units to our directors as described under Part III. Item 11. “Executive Compensation—Independent Director Compensation.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 21, 2024, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the directors and named executive officers named below is in care of our principal executive offices at 399 Park Avenue, 18th Floor, New York, New York 10022.

	Amount and Nature	Percent of
	of Beneficial	common
Name of Beneficial Owner	Ownership	shares
Directors and Named Executive Officers
John Carrafiell	—	—
Michael Glimcher	—	—
Lori Biancamano	—	—
Edgar Alvarado(1)	—	—
Timothy Callahan(1)	—	—
Lizanne Galbreath(1)	—	—
All directors and executive officers as a group (8 persons)	—	—%
5% Stockholders
BentallGreenOak (U.S.) Limited Partnership(2)	21,904	100%

*Less than 1%

(1) Each of our independent directors received an initial grant of 15,000 restricted stock units, plus an additional 1,000 restricted stock units to the chairperson of the audit committee. The restricted stock units will vest one year from the date of grant, July 6, 2024, and will be settled and paid in Class E shares, at the independent director’s election, on the vesting date or on the earlier of a set date in the future or upon the independent director’s separation from our board of directors.

(2) Consists of 20,000 Class E shares and 476 of each of Class T shares, Class S shares, Class D shares, and Class I shares, which are held by an affiliate of the Adviser. The business address for the Adviser is 399 Park Avenue, 18th Floor, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We have a five-member board. Our board of directors may change the number of directors, but not to fewer than three directors nor, unless we amend our bylaws, more than 15. Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Each of our charter, Corporate Governance Guidelines and audit committee charter require that a majority of the members of our board of directors and all members of the audit committee be “independent” directors in accordance with applicable rules of the SEC, the listing standards of the NYSE and the provisions of our charter and bylaws. Our board of directors determines each director’s independence on an annual basis and at such other times as may be necessary or advisable based on applicable regulatory requirements and the requirements of our Corporate Governance Guidelines. Based upon its review, our board of directors affirmatively determined that each of each of Messrs. Alvarado and Callahan and Ms. Galbreath are “independent” under all applicable standards for independence, including with respect to service on the audit committee.

Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with BGO or the Adviser. Pursuant to our charter, a director is deemed to be associated with BGO or the Adviser if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with BGO, the Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by BGO or advised by the Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from BGO, the Adviser or any of their affiliates exceeds 5% of (1) the director’s annual gross income derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect association is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers in- law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, BGO, the Adviser or any of their affiliates. Our charter requires that a director have at least three years of relevant experience demonstrating the knowledge required to successfully acquire and manage the type of assets that we intend to acquire. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

For so long as the Advisory Agreement is in effect, the Adviser has the right to designate for nomination, subject to the approval of such nomination by our board of directors, two directors to the slate of directors to be voted on by the stockholders at our annual meeting of stockholders; provided, however, that such designation right shall be suspended for such period of time as necessary so that a majority of directors are at all times independent directors. In addition, our board of directors may, but is not required to, consult with the Adviser in connection with (i) its selection of each independent director for nomination to the slate of directors to be voted on at the annual meeting of stockholders, and (ii) filling any vacancies created by the removal, resignation, retirement or death of any director.

Each director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Although the number of directors may be increased or decreased, a decrease may not shorten the term of any incumbent director. Any director may resign at any time or may be removed with or without cause by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of a special meeting called to remove a director must indicate that the purpose, or one of the purposes, of the meeting is to determine if the director will be removed. A vacancy on our board of directors may be filled only by a vote of a majority of the remaining directors, or in the case of election of an independent director, after nomination by a majority of the remaining independent directors (if any remaining directors are independent directors). Any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred.

The Adviser and BGO

We are externally managed by our Adviser, BentallGreenOak (U.S.) Limited Partnership, a Delaware limited partnership, which is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. The Adviser is an affiliate of BGO, our sponsor. BGO is a leading, global real estate investment management advisor and a recognized provider of real estate services, with a long-standing track record in the investment and asset management of industrial, office, retail and multi-family property globally. The Adviser provides investment management services to more than 750 institutional investors with approximately $83 billion of assets under management, as of December 31, 2023. BGO has offices in 27 cities across 13 countries, which BGO believes provides access to deep local knowledge, experience, and extensive networks in the regions where the Adviser invests and manages real estate. All of our officers and directors, other than the independent directors, are employees of our Adviser. We have and will continue to have certain relationships with the Adviser and its affiliates.

Advisory Agreement

Our board of directors will at all times have ultimate oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our company and the Operating Partnership. Pursuant to the Advisory Agreement, our board of directors has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.

Services

Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:

●	serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;
●	sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
●	with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
●	providing us with portfolio management and other related services;
●	serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
●	engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

The Adviser also is ultimately and solely responsible for the determination of our NAV. The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.

Term and Termination Rights

The term of the Advisory Agreement is for one year from July 7, 2023, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement.

The Advisory Agreement may be terminated:

●	at the option of the Adviser upon 60 days’ written notice upon a Change of Control;
●	immediately by us (1) for “cause,” or (2) upon the bankruptcy of the Adviser;
●	upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
●	upon 60 days’ written notice by the Adviser.

“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Adviser under the Advisory Agreement. “Change of Control” is defined in the Advisory Agreement to mean any event (including, without limitation, issue, transfer or other disposition of shares of our capital stock (or equity interest in the Operating Partnership), merger, share exchange or consolidation) after which any person is or becomes the “beneficial owner”, directly or indirectly, of our securities (including equity interest in the Operating Partnership) representing greater than 50% or more of our combined voting power then outstanding (other than as a result of any widely distributed offering). We are also required to provide the Adviser at least 60 days’ written notice prior to a Change of Control.

In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function.

Management Fee, Performance Participation and Expense Reimbursements

Management Fee. As compensation for its services provided pursuant to the Advisory Agreement, we will pay the Adviser a management fee of 1.25% of NAV for the Class T shares, Class S shares, Class D shares and Class I shares per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the NAV of the Operating Partnership attributable to such Class T, Class S, Class D and Class I Operating Partnership units not held by us per annum payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, stockholder servicing fees or distributions payable on our shares. We do not pay the Adviser a management fee with respect to the Class E shares or Class E units and as a result, it is a class-specific expense.

The management fee may be paid, at the Adviser’s election, in cash, Class I shares, Class E shares, Class I units or Class E units. The Adviser’s ability to elect to receive shares of our common stock or Operating Partnership units serves as a benefit to our Company for cash management purposes and further align the Adviser’s interests with our stockholders. Any requests by the Adviser for repurchase of its shares or units will be consistent with the Adviser’s fiduciary duties to us and our stockholders. During the year ended December 31, 2023, we did not incur management fees.

Performance Participation. So long as the Advisory Agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement, as amended from time to time). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E units, and as a result, it is a class-specific expense. During the year ended December 31, 2023, the Special Limited Partner did not earn a performance participation interest.

Expense Reimbursement. Under the Advisory Agreement, and subject to the limitations described below under “— Reimbursement by the Adviser,” the Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that the Adviser is responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to us pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to us related to (1) legal, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Adviser (as described further below), (2) the actual cost of goods and services used by us and obtained from third parties, or certain affiliates of the Adviser (subject to approval of our board of directors, including a majority of our independent directors) including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related assets, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance related matters and regulatory filings relating to our activities. The Adviser will advance certain of our operating expenses incurred from September 7, 2022 (formation date) through July 7, 2024. As of December 31, 2023, the Adviser had accrued approximately $2.1 million of operating expenses on our behalf. We will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following such date.

We reimburse the Adviser for any organization and offering expenses associated with this offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) as and when incurred. The Adviser currently pays wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us. After the termination of the primary offering and again after termination of the offering under our distribution reinvestment plan, the Adviser has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the applicable offering.

The Adviser will advance our organization and offering expenses on our behalf through the first anniversary of the commencement of this offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following the first anniversary of the commencement of this offering. After the first anniversary of the commencement of this offering, we will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.

As of December 31, 2023, the Adviser and its affiliates had incurred organization and offering expenses on our behalf of approximately $6.8 million.

Reimbursement by the Adviser. Commencing with the first four fiscal quarters after July 7, 2023, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

For the purposes of these limits:

●	“Total Operating Expenses” are all costs and expenses paid or incurred by us, as determined under GAAP, including the management fee and the performance participation, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing, and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves, (v) incentive fees paid in compliance with our charter, (vi) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (vii) real estate commissions on the sale of property and (viii) other fees and expenses connected with the acquisition, disposition and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property), including property-level expenses incurred at each property.
●	“Average Invested Assets” means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, mortgages and real estate-related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, impairments, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period.
●	“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Adviser would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q, in on our next annual report on Form 10-K or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Adviser and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors.

For the year ended December 31, 2023, our Total Operating Expenses were 2.5% of our Average Invested Assets and 38.4% of our net income.

Independent Directors’ Review of Compensation

Our independent directors will evaluate at least annually whether the compensation that we contract to pay to the Adviser is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors will supervise the performance of the Adviser and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation will be based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

●	the amount of fees paid to the Adviser in relation to the size, composition and performance of our investments;
●	the success of the Adviser in generating investments that meet our investment objectives;
●	rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;

●	additional revenues realized by the Adviser and its affiliates through their advisory relationship with us (including the performance participation allocation paid to the Special Limited Partner);
●	the quality and extent of the services and advice furnished by the Adviser;
●	the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
●	the quality of our portfolio in relationship to the investments generated by the Adviser for its own account. In addition to the management fee, performance participation and expense reimbursements, we have agreed to indemnify and hold harmless the Adviser and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations. See “— Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents” below.

Dealer Manager Agreement

We entered into the Dealer Manager Agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and other intermediaries and investment professionals. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers, their registered representatives and other investment professionals with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The payments the Dealer Manager makes to participating broker-dealers and other intermediaries and financial professionals may create a conflict of interest by influencing the broker-dealer, intermediary or financial professional to recommend investing in our shares over another investment.

The Dealer Manager entered into a Sub-Dealer Manager Agreement (the “Sub-Dealer Manager Agreement”) with Advisors Asset Management, Inc., a Delaware corporation (“AAM”), pursuant to which the Dealer Manager may delegate certain of its responsibilities to AAM. Pursuant to the terms of the Sub-Dealer Manager Agreement, the Dealer Manager pays AAM a fee equal to 0.25% of the Company’s NAV attributable to Class S, T, D and I shares, the sale of which was sourced by AAM through financial professionals participating in this offering, payable in cash, our Class E or Class I shares, Class E units or Class I units of the Operating Partnership, or a combination thereof, in the same manner and proportion that the management fee is paid to the Adviser.

Upfront selling commissions and dealer manager fees

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers; provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S sold in the primary offering. The Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or re-allowed (paid) to, participating broker-dealers. There were no upfront selling commissions or dealer manager fees paid during the year ended December 31, 2023.

Stockholder Servicing Fees

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we will pay the Dealer Manager selling commissions over time as a stockholder servicing fee (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares, (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares and (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. We will not pay a stockholder servicing fee with respect to our outstanding Class I shares or Class E shares. The stockholder servicing fees are selling commissions paid over time. The stockholder servicing expenses borne by the participating brokers may be different from and substantially less than the amount of stockholder servicing fees charged.

The stockholder servicing fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto). At the end of such month, such Class T share, Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), each with an equivalent aggregate NAV as such share. There were no stockholder servicing fees paid to the Dealer Manager during the year ended December 31, 2023.

Sun Life Repurchase Rights

The Class E units issued to Sun Life in connection with the Seed JV Acquisition are not eligible for repurchase pursuant to our share repurchase plan and will only be eligible for repurchase by us following the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) July 7, 2026. Following such period, Sun Life may request that we repurchase such Class E units on a monthly basis, at a price per unit equal to the most recently determined NAV per Class E unit as of the repurchase date. The aggregate amount of Class E units that we are required to repurchase from Sun Life in any month will be limited to an amount not to exceed 25% of the amount by which net proceeds from our public offering and any private offerings of common stock for a given month exceed the amount of repurchases for such month pursuant to our share repurchase plan. In addition, we will not repurchase any Class E units from Sun Life during any period that the full amount of all shares of its common stock requested to be repurchased under our share repurchase plan are not repurchased or our share repurchase plan has been suspended.

Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents

We have entered into indemnification agreements with each of our directors and officers. We refer to such indemnification agreements as “Indemnification Agreements” and our directors and officers are a party thereto as “Indemnitees.” The Indemnification Agreements provide that we will, subject to certain limitations and exceptions, indemnify, to the fullest extent permitted under Maryland law, and advance expenses to, each Indemnitee, in connection with (among other things) the Indemnitee’s capacity as a director, officer, employee or agent of the Company. This obligation includes, subject to certain terms and conditions, indemnification for any expenses (including reasonable attorneys’ fees), judgments, fines, penalties and settlement amounts actually and reasonably incurred by the Indemnitee in connection with any threatened or pending action, suit or proceeding. In certain instances, we may be required to advance such expenses, in which case the Indemnitee will be obligated to reimburse us for the amounts advanced if it is later determined that the Indemnitee is not entitled to indemnification for such expenses.

Potential Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with BGO, including the Adviser and its affiliates. Three members of our board of directors (one of whom serves as executive chairman of our board of directors), and our chief executive officer, chief financial officer, and our other executive officers are also executives of BGO and/or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of our charter, the terms and conditions of the Advisory Agreement or the policies and procedures adopted by the Adviser, BGO and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest. Notwithstanding the foregoing, we believe our directors, officers, and the Adviser’s personnel will devote a sufficient amount of time to our business to fulfill their responsibilities to us.

Some examples of conflicts of interest that may arise by virtue of our relationship with the Adviser and BGO include:

●	Broad and Wide-Ranging Activities. The Adviser, BGO and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with BGO. In the ordinary course of their business activities, the Adviser, BGO and their affiliates may engage in activities where the interests of certain divisions of BGO and its affiliates, including the Adviser, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with the Adviser have or may have investment objectives or guidelines similar to our investment guidelines and therefore may compete with us. In particular, BGO invests in a broad range of real estate and real estate debt investments via numerous different investment funds, managed accounts and other vehicles.
●	BGO’s Policies and Procedures. Specified policies and procedures implemented by BGO and its affiliates, including the Adviser, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across BGO’s and its affiliates’ various businesses that BGO expects to draw on for purposes of pursuing attractive investment opportunities. Because BGO has multiple business lines, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, BGO has implemented certain policies and procedures (e.g., BGO’s information wall policy) that may reduce the benefits that BGO could otherwise expect to utilize for the Adviser for purposes of identifying and managing our investments. For example, BGO may come into possession of material non-public information with respect to companies that are BGO’s and its affiliates’ advisory clients in which the Adviser may be considering making an investment. As a consequence, that information, which could be of benefit to the Adviser, might become restricted to those other businesses and otherwise be unavailable to the Adviser, and could also restrict the Adviser’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of BGO has or has considered making an investment or which is otherwise an advisory client of BGO and its affiliates may restrict or otherwise limit the ability of BGO or its affiliates, including the Adviser, to engage in businesses or activities competitive with such companies.
●	Allocation of Investment Opportunities. The Advisory Agreement acknowledges that, while information and recommendations supplied to us shall, in the Adviser’s reasonable and good faith judgment, be appropriate under the circumstances and in light of our investment guidelines, such information and recommendations may be different in certain material respects from the information and recommendations supplied by the Adviser or its affiliates to others (including, for greater certainty, the Other BGO Accounts and their investors, as described below). In addition, as acknowledged in the Advisory Agreement, affiliates of the Adviser advise and/or manage one or more Other BGO Accounts and we expect will in the future sponsor, advise and/or manage additional Other BGO Accounts. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.

BGO believes our investment objectives, guidelines and strategy are generally distinct from Other BGO Accounts. Accordingly, we expect there will be sufficient investment opportunities for us within our investment guidelines because of the scale of the real estate market.

Pursuant to the terms of the Advisory Agreement, we have acknowledged and/or agreed that (i) as part of BGO’s or its affiliates’ regular businesses, personnel of the Adviser and its affiliates will from time to time work on other projects and matters (including with respect to one or more Other BGO Accounts), and that conflicts may arise with respect to the allocation of personnel between us and one or more Other BGO Accounts and/or the Adviser and such other affiliates, (ii) unless prohibited by our charter, Other BGO Accounts may invest, from time to time, in investments in which we also invest (including at a different level of an issuer’s capital structure (e.g., an investment by an Other BGO Account in a debt or mezzanine interest with respect to the same portfolio entity in which we own an equity interest or vice versa) or in a different tranche of equity or debt with respect to an issuer in which we have an interest) and while BGO and its affiliates will seek to resolve any such conflicts in a fair and equitable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among Other BGO Accounts generally, such transactions are not required to be presented to our board of directors or any committee thereof for approval (unless otherwise required by our charter or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor, (iii) the Adviser’s affiliates may from time to time receive fees from portfolio entities or other issuers for the arranging, underwriting, syndication or refinancing of investments or other additional fees, including fees related to administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters, including with respect to Other BGO Accounts and related portfolio entities, and while such fees may give rise to conflicts of interest we will not receive the benefit of any such fees, and (v) the terms and conditions of the governing agreements of such Other BGO Accounts (including with respect to the economic, reporting, and other rights afforded to investors in such Other BGO Accounts) are materially different from the terms and conditions applicable to us and our stockholders, and neither we nor any of our stockholders (in such capacity) will have the right to receive the benefit of any such different terms applicable to investors in such Other BGO Accounts as a result of an investment in us or otherwise. In addition, pursuant to the terms of the Advisory Agreement, the Adviser is required to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing.

●	Corporate Opportunities. Our board of directors has adopted a resolution that provides, subject to certain exceptions, that none of BGO or its affiliates, any of our directors or any person that any of our director control will be required to refrain directly or indirectly from engaging in any business opportunity, including any business opportunity in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunity, unless offered to a person in his or her capacity as one of our directors or officers and intended exclusively for us or any of our subsidiaries.
●	Investments in Different Levels or Classes of an Issuer’s Securities. From time to time, to the extent permitted by our charter, we and the Other BGO Accounts may make investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Other BGO Accounts. Such investments may conflict with the interests of such Other BGO Accounts in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. While BGO will seek to resolve any such conflicts in a fair and equitable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Other BGO Accounts, such transactions are not required to be presented to our board of directors for approval (unless otherwise required by our charter or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.
●	Minority Investments of Other BGO Accounts. Certain Other BGO Accounts may also make minority investments in third-party investment managers or their investment vehicles with which we may engage in various transactions from time to time, including purchases or sales of assets or borrowing or lending transactions. Although these third-party investees may not be deemed to be affiliates of BGO due to the limited voting rights or other terms of the investments made by such Other BGO Accounts, such Other BGO Accounts would have an indirect economic interest in any transactions between us and such third-party investees. Our stockholders will not share in any of the economic interest of such Other BGO Accounts in such transactions. There can be no assurance that any conflict will be resolved in our favor and BGO may be required to take action where it will have conflicting loyalties between its duties to us and to Other BGO Accounts, which may adversely impact us.
●	Pursuit of Differing Strategies. At times, the investment professionals employed by the Adviser or its affiliates and other investment vehicles affiliated with the Adviser and/or BGO may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds and/or investment vehicles for which he or she exercises investment responsibility, or may decide that certain of the accounts, clients, entities, funds and/or investment vehicles should take differing positions with respect to a particular security. In these cases, the investment professionals may place separate transactions for one or more accounts, clients, entities, funds and/or investment vehicles which may affect the market price of the security or the execution of the transaction, or both, to the detriment or benefit of one or more other accounts, clients, entities, funds and/or investment vehicles. For example, an investment professional may determine that it would be in the interest of another account to sell a security that we hold long, potentially resulting in a decrease in the market value of the security held by us.
●	Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to the Adviser or its affiliates differ among the accounts, clients, entities, funds and/or investment vehicles that it manages. If the amount or structure of the management fee, the Special Limited Partner’s performance participation interest and/or the Adviser’s or its affiliates’ compensation differs among accounts, clients, entities, funds and/or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), the Adviser might be motivated to help certain accounts, clients, entities, funds and/or investment vehicles over others. Similarly, the desire to maintain assets under management or to enhance the Adviser’s performance record or to derive other rewards, financial or otherwise, could influence the Adviser or its affiliates in affording preferential treatment to those accounts, clients, entities, funds and/or investment vehicles that could most significantly benefit the Adviser or its affiliates. The Adviser may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds and/or investment vehicles. Additionally, the Adviser or its affiliates might be motivated to favor accounts, clients, entities, funds and/or investment vehicles in which it has an ownership interest or in which BGO and/or its affiliates have ownership interests. Conversely, if an investment professional at the Adviser or its affiliates does not personally hold an investment in the fund but holds investments in other BGO affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.
●	Investment Banking, Underwriting and Other Relationships. BGO is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. In connection with its investment banking and other businesses, BGO may come into possession of information that limits its ability to engage in potential transactions. Our activities may be constrained as a result of the inability of BGO personnel to use such information. For example, employees of BGO not serving as employees of the Adviser or its affiliates may be prohibited by law or contract from sharing information with members of BGO. We may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that BGO may have or transactions or investments BGO and its affiliates may make or have made. Additionally, there may be circumstances in which one or more individuals associated with BGO will be precluded from providing services to the Adviser because of certain confidential information available to those individuals or to other parts of BGO. In addition, in connection with selling investments by way of a public offering, a BGO broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. BGO may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. BGO may also participate in underwriting syndicates from time to time with respect to us or portfolio companies of Other BGO Accounts, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies, or otherwise in arranging financings with respect thereto. Subject to applicable law, BGO may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders. Where BGO serves as underwriter with respect to a portfolio company’s securities, we or the applicable Other BGO Account holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

BGO has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Adviser may consider those relationships (subject to its obligations under our charter and the Advisory Agreement), which may result in certain transactions that the Adviser will not undertake on our behalf in view of such relationships.

●	Service Providers. Certain of our service providers (including lenders, brokers, attorneys, investment banking firms and property managers) may be sources of investment opportunities, counterparties therein or advisors with respect thereto. This may influence the Adviser in deciding whether to select such a service provider. In addition, in instances where multiple BGO businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other BGO affiliates rather than us.
●	Material, Non-Public Information. We, directly or through BGO, the Adviser or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer or borrower in which we have invested or may invest. Should this occur, the Adviser may be restricted from buying or selling securities, derivatives or loans of the issuer or borrower on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we and/or the Adviser may not have access to material non-public information in the possession of BGO which might be relevant to an investment decision to be made by the Adviser on our behalf, and the Adviser may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, the Adviser may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.
●	Possible Future Activities. The Adviser and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Advisory Agreement, the Adviser and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Adviser, BGO and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.
●	Transactions with Other BGO Accounts and Other Affiliates. Pursuant to the terms of the Advisory Agreement, and subject to applicable law, the Adviser is not permitted to consummate on our behalf any transaction that involves (i) the sale of any investment to or (ii) the acquisition of any investment from BGO, any BGO Account or any of their affiliates unless such transaction is approved by a majority of our directors, including a majority of independent directors, not otherwise interested in such transaction as being fair and reasonable to us. In addition, for any such acquisition by us, our purchase price will be limited to the cost of the property to the affiliate, including acquisition-related expenses, or if substantial justification exists, the current appraised value of the property as determined by an independent expert. In addition, we may enter into joint ventures with Other BGO Accounts, or with BGO, the Adviser, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same, or more favorable, terms and conditions as those received by other joint venture partners. Pursuant to the terms of the Advisory Agreement, it is agreed that the Adviser will seek to resolve any conflicts of interest in a fair and reasonable manner (subject to any priorities of Other BGO Accounts) in accordance with its prevailing policies and procedures with respect to conflicts resolution among Other BGO Accounts generally, but only those transactions set forth in this paragraph will be expressly required to be presented for approval to the independent directors of our board of directors or any committee thereof (unless otherwise required by our charter or our investment guidelines).
●	Other Affiliate Transactions. In connection with investments in which we participate alongside Other BGO Accounts, we may from time to time share certain rights with such Other BGO Accounts relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly held investments. When making any decisions related to such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by BGO or its other affiliates.

Further conflicts could arise once we and BGO or its affiliates have made our respective investments. For example, if we enter into a joint venture with an Other BGO Account, our interests and the interests of such Other BGO Account may conflict, for example when one joint venture partner seeks to sell the property in the joint venture but the other joint venture partner does not. In such situations, the ability of the Adviser to recommend actions in our best interests might be impaired.

Related Party Transaction Policies

Our board of directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our board of directors has adopted a written policy on transactions with related persons. Under the policy, a committee of our Board of Directors composed solely of independent directors who are disinterested or the disinterested members of our Board of Directors must review and approve any “related person transaction” (defined as any transaction that would be required to be disclosed by us under Item 404(a) of Regulation S-K in which we were or are to be a participant, other than an employment relationship or transaction involving an executive officer and any related compensation, and the amount involved exceeds $120,000 and in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest) and all material facts with respect thereto. No related person transaction will be executed without the approval or ratification of a committee of our board of directors composed solely of independent directors who are disinterested or by the disinterested members of our board of directors.

In reviewing a related person transaction or proposed related person transaction, the disinterested directors shall consider all relevant facts and circumstances, including without limitation:

●	the nature of the related person’s interest in the transaction;
●	the material terms of the transaction;
●	the importance of the transaction both to the Company and the related person;
●	whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Company;
●	whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Company with non-related persons, if any; and
●	any other matters that management or the Affiliate Transaction Committee or disinterested directors, as applicable deem appropriate.

In addition, the policy provides that the disinterested directors, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, considers whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under our charter and our Corporate Governance Guidelines and our Code of Business Conduct and Ethics.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the period from February 3, 2023 (date of capitalization) to December 31, 2023, Ernst & Young LLP (“EY”) served as our independent auditor.

Audit

The aggregate fees that we were billed for the period from February 3, 2023 (date of capitalization) to December 31, 2023 by our independent registered accounting firm EY were $315,000. (Note that it includes EY SEC registration work.) EY earned no additional fees.

The audit committee of our board of directors was advised that there were no services provided by EY that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair EY from maintaining its independence as our independent auditor and concluded that it was independent.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the audit committee of our board of directors.

Unless a type of service to be provided by the independent certified public accountants has received “general” pre-approval, it will require “specific” pre-approval by the audit committee. Additionally, any proposed services exceeding “general” pre-approved cost levels will require specific pre-approval by the audit committee. The term of any general pre-approval will apply until the next pre-approval made by the audit committee. The audit committee will review, and may revise, the general pre-approval policy and the services that may be provided by the independent certified public accountants from time to time. The audit committee does not delegate its responsibility to pre-approve services performed by the independent certified public accountants to management.

All requests or applications for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditor.

Requests or applications for services that require specific separate approval by the audit committee are required to be submitted to the audit committee by both the independent auditor and the Chief Financial Officer. The chairperson of the audit committee has been delegated the authority to specifically pre-approve all services not covered by the general pre-approval guidelines, up to a certain amount. All amounts specifically pre-approved by the chairperson of the audit committee in accordance with the pre-approval policy are to be disclosed to the audit committee at the next regularly scheduled meeting.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report.

1. Financial Statements:

See Item 8 above.

2. Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3. Exhibits:

Exhibit Number	Description
3.1

Second Articles of Amendment and Restatement of BGO Industrial Real Estate Income Trust, Inc.(filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

3.2

Second Amended and Restated Bylaws of BGO Industrial Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

3.3

Articles Supplementary of BGO Industrial Real Estate Income Trust, Inc., dated January 5, 2024 (filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-11 filed on January 11, 2024 and incorporated herein by reference)

4.1	Share Repurchase Plan (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (included as Appendix B to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)
10.1

Amended and Restated Advisory Agreement, dated as of September 7, 2023, by and among BGO Industrial Real Estate Income Trust, Inc., BGO IREIT Operating Partnership LP and BentallGreenOak (U.S.) Limited Partnership (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

10.2

Contribution Agreement, dated July 7, 2023, by and between Sun Life (U.S.) HoldCo 2020, Inc., BGO Genesis Holding LLC, BGO Industrial Real Estate Income Trust, Inc. and BGO IREIT Operating Partnership LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023, and incorporated herein by reference)

10.3

Amended and Restated Limited Partnership Agreement of BGO IREIT Operating Partnership LP, dated June 7, 2023, by and among BGO Industrial Real Estate Income Trust, Inc., BGO REIT Special Limited Partner LP and the limited partners a party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed on June 7, 2023 and incorporated herein by reference)

10.4	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)
10.5

Form of Independent Directors Restricted Stock Award Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)

10.6	Independent Director Compensation Policy (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)
10.7

Form of Independent Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)

10.8

Limited Liability Company Agreement of BGO Genesis Holding LLC, dated as of September 29, 2022, by and among Sun Life (U.S.) Holdco 2020, Inc., Strategic Partners II Genesis, LLC, and BentallGreenOak (U.S) Limited Partnership (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)

10.9

Dealer Manager Agreement, dated June 7, 2023, by and among BGO Industrial Real Estate Income Trust, Inc. and BentallGreenOak Real Estate US LLC (filed as Exhibit 1.1 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed on June 7, 2023 and incorporated herein by reference)

10.10

Form of Participating Dealer Agreement (included as Exhibit A to Exhibit 1.1 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed on June 7, 2023 and incorporated herein by reference)

10.11

Sub-Dealer Manager Agreement, dated June 7, 2023, by and among BentallGreenOak Real Estate US LLC and Advisor Asset Management, Inc. (filed as Exhibit 1.3 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed on June 7, 2023 and incorporated herein by reference)

21.1*	Subsidiaries of the Company
31.1*	CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2*	CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
99.1

Policy with Respect to Repurchase of Adviser Class I Shares and Class E Shares (filed as Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

99.2*	NP BGO NTR Portfolio, LLC and Subsidiaries Consolidated Financial Statements for the year ended December 31, 2023 and for the period September 29, 2022 to December 31, 2022
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

BGO Industrial Real Estate Income Trust, Inc.

Date: March 21, 2024	By:	/s/ Michael Glimcher
Michael Glimcher
President, Chief Executive Officer and Director

POWER OF ATTORNEY

We, the undersigned officers and directors of BGO Industrial Real Estate Income Trust, Inc., hereby several constitute Michael Glimcher, Lori Biancamano. and Matthew Campbell, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable BGO Industrial Real Estate Income Trust, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ John Carrafiell
John Carrafiell	Chairman of the Board	March 21, 2024

/s/ Michael Glimcher	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2024
Michael Glimcher

/s/ Lori Biancamano	Chief Financial Officer and Treasurer	March 21, 2024
Lori Biancamano	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edgar Alvarado	Independent Director	March 21, 2024
Edgar Alvarado

/s/ Timothy Callahan	Independent Director	March 21, 2024
Timothy Callahan

/s/ Lizanne Galbreath	Independent Director	March 21, 2024
Lizanne Galbreath

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of BGO Industrial Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BGO Industrial Real Estate Income Trust, Inc. (the Company) as of December 31, 2023 and February 3, 2023 (date of capitalization), the related consolidated statements of operations, changes in equity and cash flows for the period from February 3, 2023 (date of capitalization) through December 31, 2023, and the related notes collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and February 3, 2023 (date of capitalization), and the results of its operations and its cash flows for the period from February 3, 2023 (date of capitalization) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 21, 2024

PART I—FINANCIAL INFORMATION

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Balance Sheets

		February 3, 2023
	December 31, 2023	(date of capitalization)
ASSETS
Investment in unconsolidated real estate ventures	$220,951,444	$—
Cash and cash equivalents	6,916,335	200,000
Total assets	$227,867,779	$200,000
LIABILITIES AND EQUITY
Due to affiliates	$8,854,747	$—
Accounts payable and accrued expenses	330,652	—
Total liabilities	$9,185,399	$—

Non-controlling interest in consolidated real estate venture	98,842,704	—
Equity
Common stock - Class E shares, $0.01 par value per share; 600,000,000 shares authorized; 20,000 shares issued and outstanding	200	—
Additional paid-in capital	412,782	200,000
Accumulated earnings and cumulative distributions	(6,170)	—
Total stockholder's equity	406,812	200,000
Non-controlling interest attributable to Operating Partnership unit holders	119,432,864	—
Total equity	119,839,676	200,000
Total liabilities and equity	$227,867,779	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Operations

For the period from
February 3, 2023 (date of
capitalization) through
December 31, 2023
Expenses
General and administrative	$2,723,088
Total expenses	2,723,088
Other income (expense)
Income (loss) from unconsolidated real estate ventures	(2,450,982)
Total other income (expense)	(2,450,982)
Net loss	$(5,174,070)
Net loss attributable to non-controlling interest in consolidated real estate venture	1,157,296
Net loss attributable to non-controlling interest in Operating Partnership	4,010,604
Net income (loss) attributable to stockholders	$(6,170)

Net income (loss) per share of common stock, basic and diluted	$(0.31)
Weighted-average shares of common stock outstanding - basic and diluted	20,000

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity

For the period from February 3, 2023 (date of capitalization) through December 31, 2023

	Par Value
									Non-Controlling
						Additional		Total	Interests in
	Common	Common	Common	Common	Common	Paid In	Accumulated	Stockholders'	Operating
	Stock Class E	Stock Class D	Stock Class I	Stock Class S	Stock Class T	Capital	Deficit	Equity	Partnership	Total Equity
Balance at February 3, 2023 (date of capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	200	—	—	—	—	199,800	—	200,000	—	200,000
OP unit issuance	—	—	—	—	—	—	—	—	130,000,000	130,000,000
Net loss	—	—	—	—	—	—	(6,170)	(6,170)	(4,010,604)	(4,016,774)
Offering costs	—	—	—	—	—	(10,086)	—	(10,086)	(6,556,532)	(6,566,618)
Amortization of restricted stock grants	—	—	—	—	—	223,068	—	223,068	—	223,068
Balance at December 31, 2023	$200	$—	$—	$—	$—	$412,782	$(6,170)	$406,812	$119,432,864	$119,839,676

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows

For the period from February 3,
2023 (date of capitalization)
through December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,174,070)
Adjustments to reconcile net loss to net cash used by operating activities
Cash distributions received from investment in unconsolidated real estate ventures	6,900,000
Net loss from unconsolidated real estate venture	2,450,982
Amortization of restricted stock grants	223,068
Change in assets and liabilities
Increase in due to affiliates	2,288,129
Increase in accounts payable & accrued liabilities	28,226
Net cash from operating activities	6,716,335
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	200,000
Net cash provided by financing activities	200,000
Net change in cash and cash equivalents	6,916,335
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$6,916,335

Non-cash investing and financing activities:
Operating Partnership units issued in exchange for investment in consolidated joint venture	$130,000,000
Non-controlling interest's contribution in consolidated joint venture	$100,000,000
Accrued offering costs due to affiliates	$6,566,618
Net accounts payable and accrued expenses acquired with consolidated joint venture	$302,426

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

1. Organization and Business Purpose

BGO Industrial Real Estate Income Trust, Inc. (formerly BentallGreenOak Industrial Real Estate Income Trust, Inc.) (the “Company” or “IREIT”) was formed on September 7, 2022 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of BGO IREIT Operating Partnership, L.P., a Delaware limited partnership (“IREIT OP” or the “Operating Partnership”). BGO REIT Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of BentallGreenOak (U.S.) Limited Partnership (the “Adviser” and together with its affiliates “BGO”), owns a special limited partner interest in IREIT OP. IREIT owns 0.15% of IREIT OP. Substantially all of the Company’s business is conducted through IREIT OP. The Company and IREIT OP are externally managed by the Adviser.

2. Capitalization

On February 3, 2023, the Company was capitalized with a $0.2 million investment by the Adviser, in exchange for 20,000 shares of the Company’s common stock. The Adviser or its affiliate, as applicable, has agreed to not sell, transfer or dispose of such shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

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

On July 7, 2023, Sun Life (U.S.) HoldCo 2020, Inc. (“Sun Life”) contributed its 56.5% interest in a real estate joint venture (the “Seed JV”) to the Company in exchange for 13.0 million Class E units of the Operating Partnership at a price equal to $10.00 per unit, for an aggregate contribution value of $130.0 million. A BGO advised state pension client (“BGO client”) owns the remaining 43.5% in the Seed JV, with a contributed equity amount of $100.0 million. The Seed JV holds a 60.5% ownership interest in a real estate joint venture (the “NorthPoint JV”) with NP NTR Holdings, LLC, a Delaware limited liability company and affiliate of NorthPoint Development (“NorthPoint”), the original developer of the underlying assets (“Seed Portfolio”). The Company’s 56.5% ownership in the Seed JV represents an indirect 34.2% ownership interest in the Seed Portfolio.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company has variable interests in our Operating Partnership and the Seed JV and we are deemed to be the primary beneficiary. The Seed JV does not consolidate the NorthPoint JV.

We assess the accounting treatment for each investment we may have in the future. This assessment includes a review of each entity’s organizational agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance and benefit. In situations where we or our partner could approve, among other things, the annual budget, or leases that cover more than a nominal amount of space relative to the total rentable space at each property, we would not consolidate the investment as we consider these to be substantive participation rights that result in shared power of the activities that would most significantly impact the performance and benefit of such joint venture investment.

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

Non-controlling interests in the Seed JV of $98.0 million is classified within mezzanine equity on the consolidated balance sheet at December 31, 2023.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of December 31, 2023 and February 3, 2023 (date of capitalization).

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the consolidated balance sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s consolidated statement of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. As of December 31, 2023, no such impairment occurred.

Fair Value Measurement

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

These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The Company did not have any assets or liabilities requiring fair value measurement on the consolidated balance sheet at December 31, 2023.

Income Taxes

The Company intends to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with its taxable year ending December 31, 2023. If the Company qualifies for taxation as a REIT, the Company will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to maintain its qualification as a REIT in any taxable year, the Company will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs during the period ending December 31, 2023. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2023 and February 3, 2023 (date of capitalization), we do not have a liability for uncertain tax positions.

Tax returns for 2022 have been filed and remain subject to examination by tax authorities.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. The Company recognized $0.2 million of organization costs and $6.6 million of offering costs for the period from February 3, 2023 (date of capitalization) through December 31, 2023.

The Adviser will advance organization and offering expenses incurred on behalf of the Company from September 7, 2022 (formation date) through the first anniversary of the commencement of the Offering (including legal, accounting, and other expenses attributable to the organization of the Company, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees). The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 - month period following July 7, 2024. After July 7, 2024, the Company will reimburse the Adviser for any organization and offering expenses that it incurs on its behalf as and when incurred.

As of December 31, 2023, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $6.8 million. These organization and offering costs were recorded as a component of due to affiliates in the accompanying consolidated balance sheet as of December 31, 2023. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

Operating Expenses

The Adviser will advance certain of the Company’s operating expenses incurred from September 7, 2022 (formation date) through July 7, 2024. As of December 31, 2023, the Adviser had accrued approximately $2.1 million of operating expenses on our behalf. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following such date. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheet. Operating expenses incurred directly by the Company are expensed in the period incurred. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

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

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common stock equivalents outstanding that would have an anti-dilutive effect as a result of the net loss, and accordingly, the weighted average number of shares of common stock outstanding is identical for both basic and diluted shares for the period from February 3, 2023 (date of capitalization) through December 31, 2023.

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

At December 31, 2023, the investment in unconsolidated real estate ventures on the consolidated balance sheet was $221 million, and as of December 31, 2023, the net loss from unconsolidated real estate ventures included within the Company’s consolidated statement of operations was $2.5 million. At December 31, 2023, BGO Client’s 43.5% ownership in the Seed JV included in non-controlling interest in unconsolidated real estate ventures on the consolidated balance sheet is $98.8 million, and as of December 31, 2023, BGO Client’s portion of the net loss included in non-controlling interest in unconsolidated real estate ventures on the consolidated statement of operations was $1.2 million.

SEC Rule 3-09 of Regulation S-X requires that a company include audited financial statements for equity method investees when such investees are individually significant for a company's fiscal year. For the period from February 3, 2023 (date of capitalization) through December 31, 2023, the income from the Company's investment in the NorthPoint JV joint venture was determined to be significant. As a result, NorthPoint JV's audited financial statements for the year ended December 31, 2023 were included as Exhibit 99.2 in this Annual Report on Form 10-K. The Seed JV classifies investments under the equity method, the investment is recorded initially at cost, as investment in unconsolidated entity, and subsequently adjusted for equity in net gain (loss) and cash contribution and distributions. Equity in net gain (loss) from unconsolidated entity is allocated based on our ownership or economic interest in the real estate joint venture and includes adjustments related to a basis difference in accounting for the investment. As of December 31, 2023, $7.6 million of a net unamortized basis difference between the amount at which our investment is carried and our share of equity in net assets of the underlying properties will be amortized through the equity in gain (loss) from unconsolidated entity over the remaining life of the underlying items having given rise to the difference.

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

The Company may reimburse the Adviser for legal, administrative, tax and/or accounting services provided by Adviser personnel. The Company does not reimburse the Adviser for investment advisory services.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class I shares or Class E shares, or Class I units or Class E units of the Operating Partnership. The Class E shares are not subject to the management fee. As of December 31, 2023, we did not incur management fees.

The Special Limited Partner holds a performance participation interest in IREIT OP that entitles it to receive an allocation from BGO IREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark with a Catch-Up (each term as defined in the IREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The Special Limited Partner had not earned a performance participation interest as of December 31, 2023.

BentallGreenOak Real Estate US LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) on July 7, 2023 with the Dealer Manager in connection with the Offering.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. There were no upfront selling commissions or dealer manager fees paid during the period from February 3, 2023 (date of capitalization) through December 31, 2023

The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and all or a portion of the stockholder servicing fees will be retained by or paid to, participating broker dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, each such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T,

Class S and Class D share is sold during the primary offering. The Company does not pay stockholder servicing fee with respect to Class I or E shares. As of December 31, 2023, the Company did not pay stockholder servicing fees to the Dealer Manager.

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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of December 31, 2023 the Company has not retained an affiliate of the Adviser for any such services.

On July 7, 2023, we compensated each of our non-employee directors who are not affiliated with the Adviser or BGO with an initial grant of 15,000 restricted stock units, plus an additional 1,000 restricted stock units to the chairperson of the audit committee. The restricted stock units will vest one year from the date of grant and will be settled and paid in Class E shares, at the non-employee director’s election, on the vesting date or on the earlier of a set date in the future or upon the director’s separation from our board of directors. As of December 31, 2023, $223,086 has been amortized.

Due to Affiliates

The following table details the components of due to affiliates:

		February 3, 2023
	December 31, 2023	(date of capitalization)
Advanced organization and offering costs	$6,774,399	$—
Advanced operating expenses	2,080,348	—
Total	$8,854,747	$—

6. Economic Dependency

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.

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

As of December 31, 2023, the Company had authority to issue 3.1 billion shares of common stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	600,000,000	$0.01
Class S Shares	600,000,000	$0.01
Class D Shares	600,000,000	$0.01
Class I Shares	600,000,000	$0.01
Class E Shares	600,000,000	$0.01
Total	3,100,000,000

Common Stock

As of December 31, 2023, the Company had 20,000 shares of its Class E common stock outstanding, all of which were held by an affiliate of the Adviser and were initially issued to the Adviser for aggregate net proceeds of $200,000. The following table details the movement in the Company’s outstanding shares of common stock:

	For the period ending December 31, 2023
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

The Company’s non-controlling interest in Operating Partnership units is not redeemable and is therefore recorded at the carrying amount in equity, adjusted for its share of the allocation of income or loss and dividends.

The following table summarizes the non-controlling interest activity for the period ended December 31, 2023:

February 3, 2023
(date of capitalization) to
December 31, 2023
Balance at the beginning of period	$—
Issuance of Class E Units in OP to Sun Life	130,000,000
GAAP loss allocation	(4,010,604)
Offering costs	(6,556,532)
Total	$119,432,864

8. Earnings Per Share

The Company’s net loss and weighted average number of shares outstanding for the three months ended December 31, 2023 and period from February 3, 2023 (date of capitalization) through December 31, 2023 consist of the following:

For the period February 3,
2023 (date of capitalization)
through December 31, 2023
Net income (loss) attributable to BGOIREIT stockholders	$(6,170)
Weighted-average shares of Class E common stock outstanding, basic and diluted	20,000

The calculation of basic and diluted net loss per share amounts for the three months ended December 31, 2023 and period from February 3, 2023 (date of capitalization) through December 31, 2023 consist of the following:

For the period February 3,
2023 (date of capitalization)
Basic and Diluted Net Loss per Share Attributable to BGOIREIT Stockholders	through December 31, 2023
Numerator:
Net income (loss) attributable to BGOIREIT stockholders	$(6,170)
Denominator:
Weighted-average shares of Class E common stock outstanding	20,000
Basic and diluted net loss per share of Class E common stock	$(0.31)

9. Commitments and Contingencies

The Company did not have any forward purchase agreements or other commitments as of December 31, 2023.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, the Company was not involved in any material legal proceedings.

10. Subsequent Events

The Company has evaluated all events and transactions that occurred after December 31, 2023 through the issuance of the consolidated financial statements and noted the following events that have occurred that would require adjustment to disclosures in the consolidated financial statements.

Series A Preferred Stock Issuance

On January 5, 2024, we filed Articles Supplementary to our charter, which set forth the rights, preferences and privileges of our 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). On January 8, 2024, we sold 125 shares of our Series A Preferred Stock at a purchase price of $1,000 per share in a private placement exempt from registration for aggregate gross proceeds of $125,000. The offering of Series A Preferred Stock was effected for the purpose of having at least 100 stockholders to satisfy one of the qualifications we must meet in order to qualify as a real estate investment trust under the Code.

Adviser Investment

On February 1, 2024, an affiliate of the Adviser acquired 476 Class T shares, 476 Class S shares, 476 Class D shares and 476 Class I shares in exchange for $5,000 for each share class and a total of $20,000.