Form 10-Q
period 2024-03-31
BGO Industrial Real Estate Income Trust, Inc.
filed 2024-05-10
CIK 1942722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 20,000 shares of Class E common stock, $0.01 par value per share, outstanding and had 476 shares of each of Class T, S, D, and I common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	2
	Consolidated Statements of Operations for the three months ended March 31, 2024 and the period from February 3, 2023 (date of capitalization) through March 31, 2023	3
	Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and the period from February 3, 2023 (date of capitalization) through March 31, 2023	4
	Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and the period from February 3, 2023 (date of capitalization) through March 31, 2023	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities, and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	30
	Signatures	31

i

PART I—FINANCIAL INFORMATION

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
ASSETS
Investment in unconsolidated real estate ventures	$216,778,082	$220,951,444
Cash and cash equivalents	8,267,413	6,916,335
Total assets	$225,045,495	$227,867,779
LIABILITIES AND EQUITY
Due to affiliates	$9,899,772	$8,854,747
Accounts payable and accrued expenses	356,594	330,652
Total liabilities	$10,256,366	$9,185,399

Non-controlling interest in consolidated real estate venture	96,322,397	98,842,704

Equity
Common stock - Class T shares, $0.01 par value per share; 600,000,000 shares authorized; 476 shares issued and outstanding	5	—
Common stock - Class S shares, $0.01 par value per share; 600,000,000 shares authorized; 476 shares issued and outstanding	5	—
Common stock - Class D shares, $0.01 par value per share; 600,000,000 shares authorized; 476 shares issued and outstanding	5	—
Common stock - Class I shares, $0.01 par value per share; 600,000,000 shares authorized; 476 shares issued and outstanding	5	—
Common stock - Class E shares, $0.01 par value per share; 600,000,000 shares authorized; 20,000 shares issued and outstanding	200	200
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; 125 shares issued and outstanding	1	—
Additional paid-in capital	653,403	412,782
Accumulated earnings and cumulative distributions	(12,380)	(6,170)
Total stockholder's equity	641,244	406,812
Non-controlling interest attributable to Operating Partnership unit holders	117,825,488	119,432,864
Total equity	118,466,732	119,839,676
Total liabilities and equity	$225,045,495	$227,867,779

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

		For the period from
	For the Three Months	February 3, 2023 (date of
	Ended March 31,	capitalization) to
	2024	March 31, 2023
Expenses
General and administrative	$1,217,378	$1,090
Total expenses	1,217,378	1,090
Other income (expense)
Income (loss) from unconsolidated real estate ventures	(723,361)	—
Total other income (expense)	(723,361)	—
Net loss	$(1,940,739)	$(1,090)
Net loss attributable to non-controlling interest in consolidated real estate venture	346,395	—
Net loss attributable to non-controlling interest in Operating Partnership	1,588,134	—
Net income (loss) attributable to stockholders	$(6,210)	$(1,090)

Net income (loss) per share of common stock, basic and diluted	$(0.29)	$(0.05)
Weighted-average shares of common stock outstanding - basic and diluted	21,270	20,000

The Company was formed on September 7, 2022 and commenced operations on July 7, 2023, and accordingly, there were minimal operations during the three months ended March 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

	Par Value
										Non-Controlling
							Additional		Total	Interests in
	Common	Common	Common	Common	Common	Preferred	Paid In	Accumulated	Stockholders'	Operating
	Stock Class E	Stock Class D	Stock Class I	Stock Class S	Stock Class T	Stock	Capital	Deficit	Equity	Partnership	Total Equity
Balance at February 3, 2023 (date of capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	200	—	—	—	—	—	199,800	—	200,000	—	200,000
OP unit issuance	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,090)	(1,090)	—	(1,090)
Offering costs	—	—	—	—	—	—	—	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	$200	$—	$—	$—	$—	$—	$199,800	$(1,090)	$198,910	$120,801,438	$198,910

	Par Value
										Non-Controlling
							Additional		Total	Interests in
	Common	Common	Common	Common	Common	Preferred	Paid In	Accumulated	Stockholders'	Operating
	Stock Class E	Stock Class D	Stock Class I	Stock Class S	Stock Class T	Stock	Capital	Deficit	Equity	Partnership	Total Equity
Balance at January 1, 2024	$200	$—	$—	$—	$—	$—	$412,782	$(6,170)	$406,812	$119,432,864	$119,839,676
Common stock issued	—	5	5	5	5	1	144,979	—	145,000	—	145,000
Net loss	—	—	—	—	—	—	—	(6,210)	(6,210)	(1,588,134)	(1,594,344)
Offering costs	—	—	—	—	—	—	(19,043)	—	(19,043)	(19,242)	(38,285)
Amortization of restricted stock grants	—	—	—	—	—	—	114,685	—	114,685	—	114,685
Balance at March 31, 2024	$200	$5	$5	$5	$5	$1	$653,403	$(12,380)	$641,244	$117,825,488	$118,466,732

The Company was formed on September 7, 2022 and commenced operations on July 7, 2023, and accordingly, there were minimal operations during the three months ended March 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited)

		For the period from February 3,
	For the Three Months	2023 (date of capitalization)
	Ended March 31, 2024	to March 31, 2023
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,940,739)	$(1,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cash distributions received from investment in unconsolidated real estate ventures	3,450,000	—
Net loss from unconsolidated real estate venture	723,361	—
Amortization of restricted stock grants	114,685	—
Change in assets and liabilities
Increase in due to affiliates	1,025,750	—
Increase in accounts payable & accrued liabilities	25,942	—
Net cash provided by (used in) operating activities	3,398,999	(1,090)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	145,000	200,000
Cash distributions to non-controlling interest in unconsolidated real estate venture	(2,173,911)	—
Offering costs paid	(19,010)	—
Net cash (used in) provided by financing activities	(2,047,921)	200,000
Net change in cash and cash equivalents	1,351,078	198,910
Cash and cash equivalents, beginning of period	6,916,335	—
Cash and cash equivalents, end of period	$8,267,413	$198,910

Non-cash investing and financing activities:
Accrued offering costs due to affiliates	$19,275	$—

The Company was formed on September 7, 2022 and commenced operations on July 7, 2023, and accordingly, there were minimal operations during the three months ended March 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

1. Organization and Business Purpose

BGO Industrial Real Estate Income Trust, Inc. (formerly BentallGreenOak Industrial Real Estate Income Trust, Inc.) (the “Company” or “IREIT”) was formed on September 7, 2022 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of BGO IREIT Operating Partnership, L.P., a Delaware limited partnership (“IREIT OP” or the “Operating Partnership”). BGO REIT Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of BentallGreenOak (U.S.) Limited Partnership (the “Adviser” and together with its affiliates “BGO”), owns a special limited partner interest in IREIT OP. IREIT owns 0.17% of IREIT OP. Substantially all of the Company’s business is conducted through IREIT OP. The Company and IREIT OP are externally managed by the Adviser.

2. Capitalization

On February 3, 2023, the Company was capitalized with a $0.2 million investment by the Adviser, in exchange for 20,000 shares of the Company’s common stock. The Adviser subsequently transferred such shares to an affiliate. The Adviser, or its affiliate, has agreed to not sell, transfer or dispose of such shares to any party other than an affiliate of the Adviser for so long as the Adviser, or its affiliate, performs an advisory function for the Company.

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

March 31, 2024

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Form 10-K for the period from February 3, 2023 (date of capitalization) through December 31. 2023 filed with the SEC on March 21, 2024.

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

Non-controlling interests in consolidated real estate venture of $96.3 million and $98.8 million as of March 31, 2024 and December 31, 2023, respectively, are classified within mezzanine equity on the consolidated balance sheets.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of March 31, 2024 and December 31, 2023.

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. As of March 31, 2024 and December 31, 2023, no such impairment occurred.

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

March 31, 2024

estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The Company did not have any assets or liabilities requiring fair value measurement on the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.

Income Taxes

The Company qualifies to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ending December 31, 2023. If the Company qualifies for taxation as a REIT, the Company will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to maintain its qualification as a REIT in any taxable year, the Company will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs during the periods ending March 31, 2024 and December 31, 2023. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of March 31, 2024 and December 31, 2023, we do not have a liability for uncertain tax positions.

The tax returns for 2022 have been filed and remain subject to examination by tax authorities. Extensions has been filed for the 2023 tax returns and the Company intends to file by the October 15, 2024 deadline.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred. The Company recognized no organization costs and $0 million offering costs for the three months ended March 31, 2024. The Company recognized no organization and offering costs for the period from February 3, 2023 (date of capitalization) through March 31, 2023.

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

The Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $6.8 million as of March 31, 2024 and December 31, 2023. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

Operating Expenses

Operating costs are expensed as incurred and recorded as a component of general and administrative on the Company’s Consolidated Statements of Operations. The Company recognized $1.0 million of operating expenses for the three months ended March 31, 2024 and no operating expenses for the period from February 3, 2023 (date of capitalization) through March 31, 2023.

The Adviser will advance certain of the Company’s operating expenses incurred from September 7, 2022 (formation date) through July 7, 2024. The Adviser had accrued approximately $3.1 million and $2.1 million of operating expenses on our behalf as of March 31, 2024 and December 31, 2023, respectively. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following such date. Any amount due to the Adviser but not paid will be recognized as a liability on the Consolidated Balance Sheets. Operating expenses incurred directly by the Company are expensed in the period incurred. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, Class E and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, except that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company may modify, suspend or terminate the share repurchase plan.

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

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common stock equivalents outstanding that would have an anti-dilutive effect as a result of the net loss, and accordingly, the weighted average number of shares of common stock outstanding is identical

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

for both basic and diluted shares for the three months ended March 31, 2024 and the period from February 3, 2023 (date of capitalization) through March 31, 2023.

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

The investment in unconsolidated real estate ventures on the Consolidated Balance Sheets was $216.8 million and $221.0 million as of March 31, 2024 and December 31, 2023, respectively. The net loss from unconsolidated real estate ventures included within the Company’s Consolidated Statements of Operations was $0.7 million for the three months ended March 31, 2024. BGO Client’s 43.5% ownership in the Seed JV included in non-controlling interest in unconsolidated real estate ventures on the Consolidated Balance Sheets is $96.3 million and $98.8 million at March 31, 2024 and December 31, 2023, respectively. BGO Client’s portion of the net loss included in non-controlling interest in unconsolidated real estate ventures on the Consolidated Statements of Operations was $0.3 million for the three months ended March 31, 2024.The Seed JV classifies investments under the equity method, the investment is recorded initially at cost, as investment in unconsolidated entity, and subsequently adjusted for equity in net gain /(loss) and cash contributions and distributions. Equity in net gain /(loss) from unconsolidated entity is allocated based on our ownership or economic interest in the real estate joint venture and includes adjustments related to a basis difference in accounting for the investment. As of March 31, 2024 and December 31, 2023, the net unamortized basis difference of $7.5 million and $7.6 million, respectively, between the amount at which our investment is carried and our share of equity in net assets of the underlying properties will be amortized through the equity in gain /(loss) from unconsolidated entity over the remaining life of the underlying items which gave rise to the difference.

The following tables detail the NorthPoint JV balance sheet and income statement:

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

	March 31, 2024	December 31, 2023
ASSETS
Current Assets	$21,855,055	$22,393,937
Investment in Real Estate	858,426,585	863,697,252
Other Assets	54,604,344	55,273,578
Total assets	$934,885,984	$941,364,767
LIABILITIES AND EQUITY
Current Liabilities	8,601,704	9,040,724
Long Term Liabilities	584,694,347	585,923,760
Total liabilities	$593,296,051	$594,964,484

Members Equity	$341,589,933	$346,400,283

	Quarter Ended
	March 31, 2024
Income	$17,316,088
Building Operating Expenses	(4,573,371)
Other Income	(13,753,053)
Net Loss	$(1,010,336)

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class I shares or Class E shares, or Class I units or Class E units of the Operating Partnership. The Class E shares are not subject to the management fee. We incurred $41 of management fees for the three months ended March 31, 2024 and no management fees for the period from February 3, 2023 (date of capitalization) through March 31, 2023.

The Special Limited Partner holds a performance participation interest in IREIT OP that entitles it to receive an allocation from BGO IREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark with a Catch-Up (each term as defined in the IREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The Special Limited Partner earned $46 of performance participation interest for the three months ended March 31, 2024 and no performance participation interest for the period from February 3, 2023 (date of capitalization) through March 31, 2023.

BentallGreenOak Real Estate US LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) on July 7, 2023 with the Dealer Manager in connection with the Offering.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. There were no upfront selling commissions or dealer manager fees paid during the three months ended March 31, 2024 and for the period from February 3, 2023 (date of capitalization) through March 31, 2023.

The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and all or a portion of the stockholder servicing fees will be retained by or paid to, participating broker dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, each such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. The Company does not pay stockholder servicing fee with respect to Class I or E shares. As of March 31, 2024 and December 31, 2023, the Company did not pay stockholder servicing fees to the Dealer Manager.

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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of March 31, 2024 and December 31, 2023, the Company has not retained an affiliate of the Adviser for any such services.

On July 7, 2023, we compensated each of our non-employee directors, who are not affiliated with the Adviser or BGO, with an initial grant of 15,000 restricted stock units, plus an additional 1,000 restricted stock units to the chairperson of the audit committee. The restricted stock units will vest one year from the date of grant and will be settled and paid in Class E shares, at the non-employee director’s election, on the vesting date or on the earlier of a set date in the future or upon the director’s separation from our board of directors. As of March 31, 2024 and December 31, 2023, $0.3 million and $0.2 million of restricted stock units had been amortized, respectively.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

Due to Affiliates

The following table details the components of due to affiliates:

	March 31, 2024	December 31, 2023
Advanced organization and offering costs	$6,793,042	$6,774,399
Advanced operating expenses	3,106,643	2,080,348
Accrued performance participation allocation	46	—
Accrued adviser management fees	41	—
Total	$9,899,772	$8,854,747

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

As of March 31, 2024 and December 31, 2023, the Company had authority to issue 3.1 billion shares of common stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	600,000,000	$0.01
Class S Shares	600,000,000	$0.01
Class D Shares	600,000,000	$0.01
Class I Shares	600,000,000	$0.01
Class E Shares	600,000,000	$0.01
Total	3,100,000,000

Common Stock

As of March 31, 2024, the Company had 20,000 shares of its Class E common stock outstanding, all of which were issued to the Adviser and later transferred to an affiliate for aggregate net proceeds of $200,000. On February 1, 2024, an affiliate of the Adviser acquired 476 Class T shares, 476 Class S shares, 476 Class D shares and 476 Class I shares in

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

exchange for $5,000 for each share class and a total of $20,000. The following table details the movement in the Company’s outstanding shares of common stock:

	For the three months ended March 31, 2024
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	20,000	20,000
Common stock issued	476	476	476	476	—	1,905
Ending balance	476	476	476	476	20,000	21,905

As of March 31, 2023, the Company had 20,000 shares of its Class E common stock outstanding, all of which were held by an affiliate of the Adviser and were initially issued to the Adviser for aggregate net proceeds of $200,000. The following table details the movement in the Company’s outstanding shares of common stock:

	For the period from February 3, 2023 (date of capitalization) to March 31, 2023
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	—	—
Common stock issued	—	—	—	—	20,000	20,000
Ending balance	—	—	—	—	20,000	20,000

Series A Preferred Stock

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

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

The following table summarizes the non-controlling interest activity for the period ended March 31, 2024:

	March 31, 2024	March 31, 2023
Balance at the beginning of period	$119,432,864	$—
Issuance of Class E Units in OP to Sun Life	—	—
GAAP loss allocation	(1,588,134)	—
Offering costs	(19,242)	—
Total	$117,825,488	$—

8. Earnings Per Share

The Company’s net loss and weighted average number of shares outstanding for the three months ended March 31, 2024 and the period from February 3, 2023 (date of capitalization) through March 31, 2023 consist of the following:

		For the period February 3,
	For the Three Months	2023 (date of capitalization)
	Ended March 31, 2024	to March 31, 2023
Net loss attributable to BGOIREIT stockholders	$(6,210)	$(1,090)
Weighted-average shares of Class E common stock outstanding, basic and diluted	21,270	20,000

The calculation of basic and diluted net loss per share amounts for the three months ended March 31, 2024 and period from February 3, 2023 (date of capitalization) through March 31, 2023 consist of the following:

		For the period February 3,
	For the Three Months	2023 (date of capitalization)
Basic and Diluted Net Loss per Share Attributable to BGOIREIT Stockholders	Ended March 31, 2024	to March 31, 2023
Numerator:
Net loss attributable to BGOIREIT stockholders	$(6,210)	$(1,090)
Denominator:
Weighted-average shares of common stock outstanding	21,270	20,000
Basic and diluted net loss per share of common stock	$(0.29)	$(0.05)

9. Commitments and Contingencies

The Company did not have any forward purchase agreements or other commitments as of March 31, 2024 and December 31, 2023.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

10. Subsequent Events

The Company has evaluated all events and transactions that occurred after March 31, 2024 through the issuance of the consolidated financial statements and noted there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements.

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

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2024, the first anniversary of the commencement of the Offering. As of March 31, 2024, the Adviser had accrued approximately $6.8 million of organization and offering expenses on our behalf. In addition, the Adviser will advance on our behalf certain of our corporate-level operating expenses but excluding investment-related expenses and financing expenses through July 7, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

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

Investments

On July 7, 2023, the Company, entered into a Contribution Agreement (the “Contribution Agreement”) with Sun Life (U.S.) HoldCo 2020, Inc., a Delaware corporation (“Sun Life”) and an affiliate of Sun Life Financial Inc., BGO Genesis Holding LLC, a Delaware limited liability company, and BGO IREIT Operating Partnership LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”), pursuant to which Sun Life contributed its 56.5% interest in a joint venture (the “Seed Joint Venture”) that indirectly owns a portfolio of industrial assets (the “Seed Portfolio”) to the Company in exchange for 13,000,000 Class E units of the Operating Partnership at a price per unit equal to $10.00 (the “Seed JV Acquisition”). The purchase price of the Seed Joint Venture is equal to $130 million, which represents the aggregate capital contributions made by Sun Life in respect of the Seed Joint Venture. As of March 31, 2024, the estimated gross asset value of the Seed Portfolio was approximately $952 million (inclusive of cash on hand and the value of certain debt). The Company’s 56.5% interest in the Seed Joint Venture represents an indirect 34.2% ownership interest in the Seed Portfolio.

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

The table below sets forth certain summary information regarding the Seed Portfolio.

						Real Estate
			Number of	Total	Real Estate	Value Per		Occupied
Property	Market	Sector	Buildings	Square Feet	Value(1)	Square Foot	Year Built	Rate(2)
Hazelwood Tradeport(3)	St. Louis	Industrial	9	3,796,011	$376,200,000	$99	2018 - 2023	89%
West Chester Trade Center	Cincinnati	Industrial	9	2,343,109	$238,200,000	$102	2019 - 2022	100%
Horizons Industrial	Kansas City	Industrial	10	2,520,932	$239,500,000	$95	2012 - 2021	98%
Heartland 94	Chicago MSA	Industrial	1	757,281	$68,600,000	$91	2022	100%
Total Average			29	9,417,333	$922,500,000	$98		95%
(1)	Real Estate Value represents the appraised value of each property included in the Seed Portfolio as of March 31, 2024.
(2)	Occupied Rate includes all leased square footage as of March 31, 2024.
(3)	The remaining square footage at Hazelwood Tradeport was delivered in February 2023.

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

Results of Operations

We were formed on September 7, 2022 and commenced operations on July 7, 2023, the date on which we acquired the Seed Portfolio. Therefore, there were minimal operations in the period for the three months ended March 31, 2023. Due to the timing of our investments in real estate, our result of operations for the three months ended March 31, 2023 and the three months ended March 31, 2024 are not comparable. Accordingly, no comparative amounts for the three months ended March 31, 2023 are discussed.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

		For the period from
	For the Three Months	February 3, 2023 (date of
	Ended March 31,	capitalization) to
	2024	March 31, 2023
Expenses
General and administrative	$1,217,378	$1,090
Total expenses	1,217,378	1,090
Other income (expense)
Income (loss) from unconsolidated real estate ventures	(723,361)	—
Total other income (expense)	(723,361)	—
Net loss	$(1,940,739)	$(1,090)
Net loss attributable to non-controlling interest in consolidated real estate venture	346,395	—
Net loss attributable to non-controlling interest in Operating Partnership	1,588,134	—
Net income (loss) attributable to stockholders	$(6,210)	$(1,090)

Net income (loss) per share of common stock, basic and diluted	$(0.29)	$(0.05)
Weighted-average shares of common stock outstanding - basic and diluted	21,270	20,000

General and Administrative Expenses

During the three months ended March 31, 2024, general and administrative expenses were $1.2 million and consisted of operating expenses related to general corporate matters, such as professional fees, legal fees and insurance premiums.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three months ended March 31, 2024, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $0.35 million due to the 43.5% non-controlling interest in the Seed Portfolio.

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

The following table presents a reconciliation of net loss attributable to IREIT stockholders to FFO, AFFO and FAD attributable to IREIT stockholders:

Three Months Ended
March 31, 2024
Net Loss attributable to stockholders	$(6,210)
Adjustments to arrive at FFO:
Depreciation and amortization	2,927,568
Amount attributable to non-controlling interests for above adjustments	(2,922,579)
FFO attributable to stockholders	$(1,221)
Adjustments to arrive at AFFO:
Performance participation allocation	46
Straight-line rental income and expense	(285,586)
Amortization of restricted stock awards	114,685
Amortization of above and below-market lease intangibles	(403,143)
Amount attributable to non-controlling interests for above adjustments	573,020
AFFO attributable to stockholders	$(2,199)
Adjustments to arrive at FAD:
Management fee	41
FAD attributable to stockholders	$(2,158)

Net Asset Value

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. The following table provides a breakdown of the components of NAV at IREIT OP ($ and shares in thousands):

Components of Operating Partnership NAV	March 31, 2024
Cash and cash equivalents	$8,267
Restricted cash	—
Investments in unconsolidated real estate ventures	237,260
Other assets	—
Subscriptions received in advance	—
Accrued stockholder servicing fees	—
Other liabilities	(357)
Non-controlling interest in consolidated real estate venture	(105,227)
Net Asset Value	$139,943
Number of outstanding shares	13,022

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2024 ($ and shares):

	Class T	Class S	Class D	Class I	Class E	Third Party	Preferred
NAV Per Share	Shares	Shares	Shares	Shares	Shares	Operating Units	Stock	Total
Net asset value	$5	$5	$5	$5	$211	$139,606	$106	$139,943
Number of outstanding shares	0.48	0.48	0.48	0.48	20.00	13,000		13,022
NAV Per Share as of March 31, 2024	$10.54	$10.54	$10.54	$10.54	$10.57	$10.74

Reconciliation of Equity to NAV	March 31, 2024
Equity under U.S. GAAP	$118,466,732
Adjustments:	—
Accrued stockholder servicing fee	—
Organization and offering costs	6,793,042
Unrealized appreciation on unconsolidated real estate ventures	6,587,796
GAAP depreciation included in net loss from unconsolidated real estate ventures	13,893,771
Operating expenses advanced through March 31, 2024	3,106,643
Change in non-controlling interests in consolidated real estate venture	(8,905,027)
NAV	$139,942,957

The valuations of our real estate properties were provided by third party appraisers and/or the independent valuation advisor in accordance with our valuation procedures. The independent valuation advisor reviewed appraisals provided by the third party appraisers, and the Adviser reviewed the appraisals from both the third-party appraisers and/or the independent valuation advisor. The weighted average of certain key assumptions from the discounted cash flow analysis of the respective appraisal reports as of March 31, 2024 are set forth in the following table:

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

Cash Flows

Cash flows provided by operating activities of $3.4 million for the three months ended March 31, 2024 were driven by cash distributions received from investment in unconsolidated real estate ventures.

Cash flows used in financing activities totaled $2.1 million for the three months ended March 31, 2024 primarily due to cash distributions to non-controlling interest.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affect by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024.

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

We will use the specific identification method when determining the cost of securities sold and the amount of gain (loss) on securities recognized in earnings. We will account for the changes in the fair value of the unfunded portion of our GNMA securities, which are included in real estate securities, available-for-sale, on the consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary will be charged against earnings as a loss in the Consolidated Statements of Operations.

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

Income Taxes

The Company qualifies to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2023. As a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this March 31, 2024 Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and under the heading “Risk Factors” in our prospectus dated April 22, 2024, as supplemented.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

Use of Proceeds

On July 7, 2023, our Registration Statement on Form S-11 (File No. 333-271906), with respect to the Offering, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). As of March 31, 2024, an affiliate of the Adviser acquired 476 Class T shares, 476 Class S shares, 476 Class D shares and 476 Class I shares in exchange for $5,000 for each share class and a total of $20,000.No other shares of our common stock have been sold in our Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Independent Director Compensation

On May 7, 2024, the Company’s board of directors adopted an independent director compensation policy (the “Independent Director Company Policy”), effective May 7, 2024 (the “Effective Date”). Pursuant to the Independent Director Compensation Policy, for service to the board of directors during the period commencing on Effective Date through the Company’s regular annual meeting of stockholders (the “Annual Meeting”) held in 2025, each independent director shall be entitled to a cash retainer of $50,000, plus an additional retainer of $15,000 to the chairperson of the audit committee, taking into account any required proration, payable quarterly in arrears. Alternatively, each independent director may elect to receive all or a portion of this cash retainer in the form of Class E shares.

Following the 2025 Annual Meeting, each independent director shall be entitled to an annual retainer of $150,000, plus an additional retainer of $15,000 to the chairperson of the audit committee. The Company intends to pay in quarterly installments 50% of this compensation in cash or Class E shares based on the most recent prior month’s NAV, or a combination thereof, at the election of the independent director, and the remaining 50% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted Class E shares will generally vest one year from the date of grant. The Company does not intend to pay directors additional fees for attending board meetings, but the Company intends to reimburse each director for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). The directors who are affiliated with the Adviser or its affiliates will not receive additional compensation for serving on the board of directors or committees thereof.

The description of the Independent Director Compensation Policy is a summary and is qualified in its entirety by the full terms of the Independent Director Compensation Policy, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Management Update

On May 7, 2024, Matthew Gorman resigned as Chief Investment Officer of the Company.

10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

3.3

Second Amended and Restated Bylaws of BGO Industrial Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

10.1*	Independent Director Compensation Policy
31.1*	CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2*	CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BGO Industrial Real Estate Income Trust, Inc.

Date: May 10, 2024	By:	/s/ Michael Glimcher
Michael Glimcher
Principal Executive Officer

Date: May 10, 2024	By:	/s/ Lori Biancamano
Lori Biancamano
Principal Financial Officer and Principal Accounting Officer