Form 10-Q
period 2024-09-30
BGO Industrial Real Estate Income Trust, Inc.
filed 2024-11-14
CIK 1942722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the registrant had 20,420 shares of Class E common stock, $0.01 par value per share, outstanding and had 486 shares of each of Class T, S, D, and I common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	2
	Consolidated Statements of Operations for the three months ended September 30, 2024 and September 30, 2023, the nine months ended September 30, 2024 and the period from February 3, 2023 (date of capitalization) through September 30, 2023	3
	Consolidated Statements of Changes in Equity for the three months ended March 31, 2024, June 30, 2024 and September 30, 2024 and the period from February 3, 2023 (date of capitalization) through September 30, 2023	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and the period from February 3, 2023 (date of capitalization) through September 30, 2023	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities, and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33

i

PART I—FINANCIAL INFORMATION

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Investment in unconsolidated real estate ventures	$208,642,518	$220,951,444
Cash and cash equivalents	8,610,214	6,916,335
Total assets	$217,252,732	$227,867,779
LIABILITIES AND EQUITY
Due to affiliates	$10,516,270	$8,854,747
Accounts payable, accrued expenses and other liabilities	1,211,847	330,652
Total liabilities	11,728,117	9,185,399

Non-controlling interest in consolidated real estate venture	91,249,847	98,842,704

Equity
Common stock - Class T shares, $0.01 par value per share; 600,000,000 shares authorized; 483 and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	—
Common stock - Class S shares, $0.01 par value per share; 600,000,000 shares authorized; 483 and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	—
Common stock - Class D shares, $0.01 par value per share; 600,000,000 shares authorized; 483 and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	—
Common stock - Class I shares, $0.01 par value per share; 600,000,000 shares authorized; 483 and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	—
Common stock - Class E shares, $0.01 par value per share; 600,000,000 shares authorized; 20,279 and 20,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	203	200
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; 125 and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	813,336	412,782
Accumulated deficit and cumulative distributions	(27,629)	(6,170)
Total stockholder's equity	785,931	406,812
Non-controlling interest attributable to Operating Partnership unit holders	113,488,837	119,432,864
Total equity	114,274,768	119,839,676
Total liabilities and equity	$217,252,732	$227,867,779

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

	For the	For the	For the	For the period from
	Three Months	Three Months	Nine Months	February 3, 2023 (date of
	Ended September 30,	Ended September 30,	Ended September 30,	capitalization) to
	2024	2023	2024	September 30, 2023
Expenses
General and administrative	$545,305	$1,226,711	$2,661,703	$1,226,711
Total expenses	545,305	1,226,711	2,661,703	1,226,711

Other income (expense)
Income (loss) from unconsolidated real estate ventures	(1,119,786)	(3,507,776)	(1,958,925)	(3,507,776)
Total other income (expense)	(1,119,786)	(3,507,776)	(1,958,925)	(3,507,776)

Net loss	$(1,665,091)	$(4,734,487)	$(4,620,628)	$(4,734,487)
Net loss attributable to non-controlling interest in consolidated real estate venture	519,978	1,525,120	995,030	1,525,120
Net loss attributable to non-controlling interest in Operating Partnership	1,139,268	3,204,437	3,608,176	3,204,437
Net income (loss) attributable to stockholders	$(5,845)	$(4,930)	$(17,422)	$(4,930)

Net income (loss) per share of common stock, basic and diluted	$(0.26)	$(0.25)	$(0.80)	$(0.25)
Weighted-average shares of common stock outstanding - basic and diluted	22,134	20,000	21,778	20,000

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

	Par Value
								Accumulated		Non-Controlling
							Additional	Deficit and	Total	Interests in
	Common	Common	Common	Common	Common	Preferred	Paid In	Cumulative	Stockholders'	Operating
	Stock Class E	Stock Class D	Stock Class I	Stock Class S	Stock Class T	Stock	Capital	Distributions	Equity	Partnership	Total Equity
Balance at February 3, 2023 (date of capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	200	—	—	—	—	—	199,800	—	200,000	—	200,000
Balance at March 31, 2023	$200	$—	$—	$—	$—	$—	$199,800	$—	$200,000	$—	$200,000
Balance at June 30, 2023	$200	$—	$—	$—	$—	$—	$199,800	$—	$200,000	$—	$200,000
OP unit issuance	—	—	—	—	—	—	—	—	—	130,000,000	130,000,000
Net loss	—	—	—	—	—	—	—	(4,930)	(4,930)	(3,204,437)	(3,209,367)
Offering costs	—	—	—	—	—	—	(9,222)	—	(9,222)	(5,994,125)	(6,003,347)
Amortization of restricted stock grants	—	—	—	—	—	—	107,124	—	107,124	—	107,124
Balance at September 30, 2023	$200	$—	$—	$—	$—	$—	$297,702	$(4,930)	$292,972	$120,801,438	$121,094,410

	Par Value
								Accumulated		Non-Controlling
							Additional	Deficit and	Total	Interests in
	Common	Common	Common	Common	Common	Preferred	Paid In	Cumulative	Stockholders'	Operating
	Stock Class E	Stock Class D	Stock Class I	Stock Class S	Stock Class T	Stock	Capital	Distributions	Equity	Partnership	Total Equity
Balance at January 1, 2024	$200	$—	$—	$—	$—	$—	$412,782	$(6,170)	$406,812	$119,432,864	$119,839,676
Common stock issued	—	5	5	5	5	1	144,979	—	145,000	—	145,000
Net loss	—	—	—	—	—	—	—	(6,210)	(6,210)	(1,588,134)	(1,594,344)
Offering costs	—	—	—	—	—	—	(19,043)	—	(19,043)	(19,242)	(38,285)
Amortization of restricted stock grants	—	—	—	—	—	—	114,685	—	114,685	—	114,685
Balance at March 31, 2024	$200	$5	$5	$5	$5	$1	$653,403	$(12,380)	$641,244	$117,825,488	$118,466,732
Distributions declared on common stock	—	—	—	—	—	—	—	(1,606)	(1,606)	—	(1,606)
Distribution reinvestments	1	—	—	—	—	—	801	—	802	—	802
Net loss	—	—	—	—	—	—	—	(5,367)	(5,367)	(880,775)	(886,142)
Offering costs	—	—	—	—	—	—	142	—	142	83,311	83,453
Amortization of restricted stock grants	—	—	—	—	—	—	114,686	—	114,686	—	114,686
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(951,600)	(951,600)
Balance at June 30, 2024	$201	$5	$5	$5	$5	$1	$769,032	$(19,353)	$749,901	$116,076,424	$116,826,325
Common stock issued	—	—	—	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	(2,431)	(2,431)	—	(2,431)
Distribution reinvestments	2	—	—	—	—	—	2,420	—	2,422	—	2,422
Net loss	—	—	—	—	—	—	—	(5,845)	(5,845)	(1,139,268)	(1,145,113)
Offering costs	—	—	—	—	—	—	(36)	—	(36)	(20,919)	(20,955)
Amortization of restricted stock grants	—	—	—	—	—	—	41,920	—	41,920	—	41,920
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,427,400)	(1,427,400)
Balance at September 30, 2024	$203	$5	$5	$5	$5	$1	$813,336	$(27,629)	$785,931	$113,488,837	$114,274,768

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

		For the period from February 3,
	For the Nine Months	2023 (date of capitalization)
	Ended September 30, 2024	to September 30, 2023
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(4,620,628)	$(4,734,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cash distributions received from investment in unconsolidated real estate ventures	10,350,000	—
Net loss from unconsolidated real estate ventures	1,958,925	3,507,776
Amortization of restricted stock grants	271,292	107,124
Change in assets and liabilities
Increase in due to affiliates	1,704,744	1,118,497
Increase in accounts payable, accrued liabilities & other liabilities	880,382	—
Net cash provided by (used in) operating activities	10,544,715	(1,090)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	145,000	200,000
Cash distributions to non-controlling interest in consolidated real estate ventures	(6,597,826)	—
Offering costs paid	(19,010)	—
Distributions paid on non-controlling interests	(2,379,000)	—
Net cash (used in) provided by financing activities	(8,850,836)	200,000
Net change in cash and cash equivalents	1,693,879	198,910
Cash and cash equivalents, beginning of period	6,916,335	—
Cash and cash equivalents, end of period	$8,610,214	$198,910

Non-cash investing and financing activities:
Accrued offering costs due to affiliates	$(43,221)	$6,003,347

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

1. Organization and Business Purpose

BGO Industrial Real Estate Income Trust, Inc. (formerly BentallGreenOak Industrial Real Estate Income Trust, Inc.) (the “Company” or “IREIT”) was formed on September 7, 2022 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of BGO IREIT Operating Partnership LP, a Delaware limited partnership (“IREIT OP” or the “Operating Partnership”). BGO REIT Special Limited Partner LP (the “Special Limited Partner”), an affiliate of BentallGreenOak (U.S.) Limited Partnership (the “Adviser” and together with its affiliates “BGO”), owns a special limited partner interest in IREIT OP. IREIT owns 0.61% of IREIT OP. Substantially all of the Company’s business is conducted through IREIT OP. The Company and IREIT OP are externally managed by the Adviser.

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

September 30, 2024

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

Non-controlling interests in consolidated real estate venture of $91.2 million and $98.8 million as of September 30, 2024 and December 31, 2023, respectively, are classified within mezzanine equity on the Consolidated Balance Sheets.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2024 and December 31, 2023.

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. As of September 30, 2024 and December 31, 2023, no such impairment occurred.

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

September 30, 2024

estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The Company did not have any assets or liabilities requiring fair value measurement on the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs during the periods ending September 30, 2024 and December 31, 2023. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of September 30, 2024 and December 31, 2023, we do not have a liability for uncertain tax positions.

The tax returns for 2022 and 2023 have been filed and remain subject to examination by tax authorities.

Organization and Offering Expenses (“O&O Expenses”)

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred. The Company recognized $(0.0) and $0.0 million organization and offering costs for the three and nine months ended September 30, 2024.

The Adviser will advance organization and offering expenses incurred on behalf of the Company from September 7, 2022 (formation date) through the first anniversary of the commencement of the Offering (including legal, accounting, and other expenses attributable to the organization of the Company, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees). On August 7, 2024, the parties entered into Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Amendment”), which amends the provisions of the Agreement related to the reimbursement by the Company to the Adviser of the O&O Expenses and certain operating expenses. Pursuant to the Amendment, the Adviser agreed for the Company’s benefit that the Adviser shall be reimbursed the O&O Expenses and certain operating expenses it incurred in 60 equal monthly installments commencing after July 7, 2025, the second anniversary of the commencement of the Company’s public offering.

The Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $6.7 million as of September 30, 2024 and December 31, 2023. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

Operating Expenses

Operating costs are expensed as incurred and recorded as a component of general and administrative on the Company’s Consolidated Statements of Operations. The Company recognized $0.5 million and $2.7 million of operating expenses for the three and nine months ended September 30, 2024, respectively.

The Adviser will advance certain of the Company’s operating expenses incurred from September 7, 2022 (formation date) through July 7, 2024. The Adviser had accrued approximately $3.8 million and $2.1 million of operating expenses on our behalf as of September 30, 2024 and December 31, 2023, respectively. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period. Such reimbursement period will commence on July 7, 2025. Any amount due to the Adviser but not paid will be recognized as a liability on the Consolidated Balance Sheets. Operating expenses incurred directly by the Company are expensed in the period incurred. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

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

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common stock equivalents outstanding that would have an anti-dilutive effect as a result of the net loss for the three and nine months ended September 30, 2024 and 2023. Accordingly, the weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

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

The investment in unconsolidated real estate ventures on the Consolidated Balance Sheets was $208.6 million and $221.0 million as of September 30, 2024 and December 31, 2023, respectively. The net loss from unconsolidated real estate ventures included within the Company’s Consolidated Statements of Operations was $1.1 million and $2.0 million for the three and nine months ended September 30, 2024. BGO Client’s (as defined below) 43.5% ownership in the Seed JV included in non-controlling interest in consolidated real estate venture on the Consolidated Balance Sheets is $91.2 million and $98.8 million at September 30, 2024 and December 31, 2023, respectively. BGO Client’s portion of the net loss included in non-controlling interest in consolidated real estate ventures on the Consolidated Statements of Operations was $0.5 million and $1.0 million for the three and nine months ended September 30, 2024. The Seed JV classifies its investment in the NorthPoint JV as an equity method investment, which is recorded initially at cost, as investment in unconsolidated entity, and subsequently adjusted for equity in net gain /(loss) and cash contributions and distributions. Equity in net gain /(loss) from unconsolidated entity is allocated based on our ownership or economic interest in the real estate joint venture and includes adjustments related to a basis difference in accounting for the investment. As of September 30, 2024 and December 31, 2023, the net unamortized basis difference of $7.4 million and $7.6 million, respectively, between the amount at which our investment is carried and our share of equity in net assets of the underlying properties will be amortized through the equity in gain /(loss) from unconsolidated entity over the remaining life of the underlying items which gave rise to the difference.

The following tables detail the NorthPoint JV balance sheet and income statement:

	September 30, 2024	December 31, 2023
ASSETS
Current Assets	$21,190,254	$22,393,937
Investment in Real Estate	848,666,201	863,697,252
Other Assets	50,140,999	55,273,578
Total assets	$919,997,454	$941,364,767
LIABILITIES AND EQUITY
Current Liabilities	9,460,362	9,040,724
Long Term Liabilities	582,256,838	585,923,760
Total liabilities	$591,717,200	$594,964,484

Members Equity	$328,280,254	$346,400,283

				For the period from
	Three Months Ended	Three Months Ended	Nine Months Ended	July 7, 2023 through
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income	$16,171,099	$13,683,342	$50,897,406	$13,683,342
Building Operating Expenses	(4,106,999)	(3,179,164)	(12,250,531)	(3,179,164)
Other Loss	(13,848,186)	(16,299,634)	(41,566,890)	(16,299,634)
Net Loss	$(1,784,086)	$(5,795,456)	$(2,920,015)	$(5,795,456)

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class I shares or Class E shares, or Class I units or Class E units of the Operating Partnership. The Class E shares are not subject to the management fee. We incurred $63 and $167 of management fees for the three and nine months ended September 30, 2024 and no management fees for the period from February 3, 2023 (date of capitalization) through September 30, 2023.

The Special Limited Partner holds a performance participation interest in IREIT OP that entitles it to receive an allocation from BGO IREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark with a Catch-Up (each term as defined in the IREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The Special Limited Partner earned $63 and $150 of performance participation interest for the three and nine months ended September 30, 2024 and no performance participation interest for the period from February 3, 2023 (date of capitalization) through September 30, 2023.

BentallGreenOak Real Estate US LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) on July 7, 2023 with the Dealer Manager in connection with the Offering.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. There were no upfront selling commissions or dealer manager fees paid during the three and nine months ended September 30, 2024 and for the period from February 3, 2023 (date of capitalization) through September 30, 2023.

The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and all or a portion of the stockholder servicing fees will be retained by or paid to, participating broker dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, each such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. The Company does not pay stockholder servicing fee with respect to Class I or E shares. As of September 30, 2024 and December 31, 2023, the Company did not pay stockholder servicing fees to the Dealer Manager.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2024 and December 31, 2023, the Company has not retained an affiliate of the Adviser for any such services.

On July 7, 2023, we compensated each of our non-employee directors, who are not affiliated with the Adviser or BGO, with an initial grant of 15,000 restricted stock units, plus an additional 1,000 restricted stock units to the chairperson of the audit committee. The restricted stock units vested one year from the date of grant and will be settled and paid in Class E shares, at the non-employee director’s election, on the vesting date or on the earlier of a set date in the future or upon the director’s separation from our board of directors. As of September 30, 2024 and December 31, 2023, $0.5 million and $0.2 million of restricted stock units had been amortized, respectively.

Additionally, we are compensating each of our non-employee directors with a $50,000 cash retainer and an additional $15,000 for the audit chair for the one-year service period commencing on May 7, 2024, through the date of the 2025 Annual Stockholder Meeting. The cash retainer is payable quarterly in arrears in four quarterly installments. Alternatively, each director may elect to receive all or a portion of their cash retainer in fully vested Class E shares, payable on the same day that the cash retainer would be paid. The number of class E shares would be determined based on the most recently determined net asset value (“NAV”) per Class E share as of the cash retainer stock grant date. Each director has elected to receive Class E shares for the period starting May 7, 2024.

Due to Affiliates

The following table details the movement in the Company’s outstanding shares of common stock as of September 30, 2024, all of which were held by an affiliate of the Adviser:

	September 30, 2024	December 31, 2023
Advanced organization and offering costs	$6,731,178	$6,774,399
Advanced operating expenses	3,784,774	2,080,348
Accrued performance participation allocation	151	—
Accrued adviser management fees	167	—
Total	$10,516,270	$8,854,747

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

September 30, 2024

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

As of September 30, 2024 and December 31, 2023, the Company had authority to issue 3.1 billion shares of common stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	600,000,000	$0.01
Class S Shares	600,000,000	$0.01
Class D Shares	600,000,000	$0.01
Class I Shares	600,000,000	$0.01
Class E Shares	600,000,000	$0.01
Total	3,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock for the three and nine months ended September 30, 2024:

	For the three months ended September 30, 2024
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	478	478	478	478	20,069	21,981
Common stock issued	—	—	—	—	—	—
Distribution reinvestment shares issued	5	5	5	5	210	230
Ending balance	483	483	483	483	20,279	22,211

	For the nine months ended September 30, 2024
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	20,000	20,000
Common stock issued	476	476	476	476	—	1,904
Distribution reinvestment shares issued	7	7	7	7	279	307
Ending balance	483	483	483	483	20,279	22,211

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

The following table details the movement in the Company’s outstanding shares of common stock for the three months ended September 30, 2023 and period from February 3, 2023 (date of capitalization) through September 30, 2023:

	For the three months ended September 30, 2023
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	20,000	20,000
Common stock issued	—	—	—	—	—	—
Ending balance	—	—	—	—	20,000	20,000

	For the period from February 3, 2023 (date of capitalization) to September 30, 2023
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	—	—
Common stock issued	—	—	—	—	20,000	20,000
Ending balance	—	—	—	—	20,000	20,000

The following table details the aggregate distributions declared for each applicable class of common stock for the three months and nine months ended September 30, 2024:

	For the three months ending September 30, 2024
	Class T	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per share of common stock	$0.1098	$0.1098	$0.1098	$0.1098	$0.1098
Stockholder servicing fee per share of common stock	—	—	—	—	—
Net distributions declared per share of common stock	$0.1098	$0.1098	$0.1098	$0.1098	$0.1098

	For the nine months ending September 30, 2024
	Class T	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per share of common stock	$0.1830	$0.1830	$0.1830	$0.1830	$0.1830
Stockholder servicing fee per share of common stock	—	—	—	—	—
Net distributions declared per share of common stock	$0.1830	$0.1830	$0.1830	$0.1830	$0.1830

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

September 30, 2024

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

The following table summarizes the non-controlling interest activity for the three months ended September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
Balance at the beginning of period	$116,076,424	$—
Issuance of Class E Units in OP to Sun Life	—	130,000,000
GAAP loss allocation	(1,139,268)	(3,204,437)
Offering costs	(20,919)	(5,994,125)
Distribution	(1,427,400)
Total	$113,488,837	$120,801,438

The following table summarizs the non-controlling interest activity for the nine months ended September 30, 2024 and for the period from February 3, 2023 (date of capitalization) through September 30, 2023:

	For the Nine Months Ended September 30, 2024	For the period from February 3, 2023 (date of capitalization) through September 30, 2023
Balance at the beginning of period	$119,432,864	$—
Issuance of Class E Units in OP to Sun Life	—	130,000,000
GAAP loss allocation	(3,608,177)	(3,204,437)
Offering costs	43,150	(5,994,125)
Distribution	(2,379,000)
Total	$113,488,837	$120,801,438

8. Earnings Per Share

The Company’s net loss and weighted average number of shares outstanding consist of the following:

	For the Three Months	For the Three Months
	Ended September 30, 2024	Ended September 30, 2023
Net loss attributable to BGOIREIT stockholders	$(5,845)	$(4,930)
Weighted-average shares of Class E common stock outstanding, basic and diluted	22,134	20,000

		For the period February 3,
	For the Nine Months	2023 (date of capitalization)
	Ended September 30, 2024	to September 30, 2023
Net loss attributable to BGOIREIT stockholders	$(17,422)	$(4,930)
Weighted-average shares of Class E common stock outstanding, basic and diluted	21,778	20,000

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

The calculation of basic and diluted net loss per share amounts consist of the following:

	For the Three Months	For the Three Months
Basic and Diluted Net Loss per Share Attributable to BGOIREIT Stockholders	Ended September 30, 2024	Ended September 30, 2023
Numerator:
Net loss attributable to BGOIREIT stockholders	$(5,845)	$(4,930)
Denominator:
Weighted-average shares of common stock outstanding	22,134	20,000
Basic and diluted net loss per share of common stock	$(0.26)	$(0.25)

		For the period February 3,
	For the Nine Months	2023 (date of capitalization)
Basic and Diluted Net Loss per Share Attributable to BGOIREIT Stockholders	Ended September 30, 2024	to September 30, 2023
Numerator:
Net loss attributable to BGOIREIT stockholders	$(17,422)	$(4,930)
Denominator:
Weighted-average shares of common stock outstanding	21,778	20,000
Basic and diluted net loss per share of common stock	$(0.80)	$(0.25)

9. Commitments and Contingencies

The Company did not have any forward purchase agreements or other commitments as of September 30, 2024 and December 31, 2023.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

10. Other Assets and Liabilities

The following table summarized the components of accounts payable, accrued expenses and other liabilities:

	September 30, 2024	December 31, 2023
Accrued expenses	$735,234	$330,652
Distributions payable	476,613	—
Total	$1,211,847	$330,652

11. Subsequent Events

The Company has evaluated all events and transactions that occurred after September 30, 2024 through the issuance of the consolidated financial statements and noted there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements.

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

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2025. As of September 30, 2024, the Adviser had accrued approximately $6.7 million of organization and offering expenses on our behalf. In addition, the Adviser will advance on our behalf certain of our corporate-level operating expenses but excluding investment-related expenses and financing expenses through July 7, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 7, 2025.

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

Investments

On July 7, 2023, the Company, entered into a Contribution Agreement (the “Contribution Agreement”) with Sun Life (U.S.) HoldCo 2020, Inc., a Delaware corporation (“Sun Life”) and an affiliate of Sun Life Financial Inc., BGO Genesis Holding LLC, a Delaware limited liability company, and BGO IREIT Operating Partnership LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”), pursuant to which Sun Life contributed its 56.5% interest in a joint venture (the “Seed Joint Venture”) that indirectly owns a portfolio of industrial assets (the “Seed Portfolio”) to the Company in exchange for 13,000,000 Class E units of the Operating Partnership at a price per unit equal to $10.00 (the “Seed JV Acquisition”). The purchase price of the Seed Joint Venture is equal to $130 million, which represents the aggregate capital contributions made by Sun Life in respect of the Seed Joint Venture. As of September 30, 2024, the estimated gross asset value of the Seed Portfolio was approximately $960 million (inclusive of cash on hand and the value of certain debt). The Company’s 56.5% interest in the Seed Joint Venture represents an indirect 34.2% ownership interest in the Seed Portfolio.

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

The table below sets forth certain summary information regarding the Seed Portfolio.

						Real Estate
			Number of	Total	Real Estate	Value Per		Occupied
Property	Market	Sector	Buildings	Square Feet	Value(1)	Square Foot	Year Built	Rate(2)
Hazelwood Tradeport	St. Louis	Industrial	9	3,796,011	$378,500,000	$100	2018 - 2023	89%
West Chester Trade Center	Cincinnati	Industrial	9	2,343,109	$245,400,000	$105	2019 - 2022	100%
Horizons Industrial	Kansas City	Industrial	10	2,520,932	$240,600,000	$95	2012 - 2021	90%
Heartland 94	Chicago MSA	Industrial	1	757,281	$71,600,000	$95	2022	100%
Total Average			29	9,417,333	$936,100,000	$99		93%
(1)	Real Estate Value represents the appraised value of each property included in the Seed Portfolio as of September 30, 2024.
(2)	Occupied Rate includes all leased square footage as of September 30, 2024.

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

Results of Operations

We were formed on September 7, 2022 and commenced operations on July 7, 2023, the date on which we acquired the Seed Portfolio.

The following table sets forth information regarding our consolidated results of operations:

	For the	For the	For the	For the period from
	Three Months	Three Months	Nine Months	February 3, 2023 (date of
	Ended September 30,	Ended September 30,	Ended September 30,	capitalization) to
	2024	2023	2024	September 30, 2023
Expenses
General and administrative	$545,305	$1,226,711	$2,661,703	$1,226,711
Total expenses	545,305	1,226,711	2,661,703	1,226,711

Other income (expense)
Income (loss) from unconsolidated real estate ventures	(1,119,786)	(3,507,776)	(1,958,925)	(3,507,776)
Total other income (expense)	(1,119,786)	(3,507,776)	(1,958,925)	(3,507,776)

Net loss	$(1,665,091)	$(4,734,487)	$(4,620,628)	$(4,734,487)
Net loss attributable to non-controlling interest in consolidated real estate venture	519,978	1,525,120	995,030	1,525,120
Net loss attributable to non-controlling interest in Operating Partnership	1,139,268	3,204,437	3,608,176	3,204,437
Net income (loss) attributable to stockholders	$(5,845)	$(4,930)	$(17,422)	$(4,930)

Net income (loss) per share of common stock, basic and diluted	$(0.26)	$(0.25)	$(0.80)	$(0.25)
Weighted-average shares of common stock outstanding - basic and diluted	22,134	20,000	21,778	20,000

General and Administrative Expenses

During the nine months ended September 30, 2024, general and administrative expenses were $2.7 million and consisted of operating expenses related to general corporate matters, such as professional fees, legal fees and insurance premiums.

For the period from February 3, 2023 (date of capitalization) to September 30, 2023, general and administrative expenses were $1.2 million and consisted of operating expenses related to general corporate matters, such as professional fees, legal fees and insurance premiums.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the nine months ended September 30, 2024, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $1.0 million due to the 43.5% non-controlling interest in the Seed Portfolio.

For the period from February 3, 2023 (date of capitalization) to September 30, 2023, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $1.5 million due to the 43.5% non-controlling interest in the Seed Portfolio.

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

The following table presents a reconciliation of net loss attributable to IREIT stockholders to FFO, AFFO and FAD attributable to IREIT stockholders:

Nine Months Ended
September 30, 2024
Net Loss attributable to stockholders	$(17,422)
Adjustments to arrive at FFO:
Depreciation and amortization	8,902,591
Amount attributable to non-controlling interests for above adjustments	(8,887,177)
FFO attributable to stockholders	$(2,008)
Adjustments to arrive at AFFO:
Performance participation allocation	151
Straight-line rental income and expense	(590,410)
Amortization of restricted stock awards	271,292
Amortization of above and below-market lease intangibles	(1,209,429)
Amount attributable to non-controlling interests for above adjustments	1,525,900
AFFO attributable to stockholders	$(4,504)
Adjustments to arrive at FAD:
Management fee	167
FAD attributable to stockholders	$(4,337)

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

Components of Operating Partnership NAV	September 30, 2024
Cash and cash equivalents	$8,610,214
Restricted cash	—
Investments in unconsolidated real estate ventures	241,971,425
Other assets	—
Subscriptions received in advance	—
Accrued stockholder servicing fees	—
Due to affiliates	(34,333)
Accounts payable and accrued expenses	(1,212,153)
Non-controlling interest in consolidated real estate venture	(105,740,676)
Net Asset Value	$143,594,477
Number of outstanding shares	13,069,141

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2024 ($ and shares):

	Class T	Class S	Class D	Class I	Class E	Third Party	Preferred	Restricted
NAV Per Share	Shares	Shares	Shares	Shares	Shares	Operating Units	Stock	Stock	Total
Net asset value	$4,986	$4,986	$4,986	$4,986	$212,434	$142,761,747	$105,990	$494,361	$143,594,476
Number of outstanding shares	482.90	482.90	482.90	482.90	20,279.46	13,000,000	125	46,805	13,069,141
NAV Per Share as of September 30, 2024	$10.33	$10.33	$10.33	$10.33	$10.48	$10.98

Reconciliation of Equity to NAV	September 30, 2024
Equity under U.S. GAAP	$114,274,768
Adjustments:	—
Accrued stockholder servicing fee	—
Organization and offering costs	6,731,178
Unrealized appreciation on unconsolidated real estate ventures	10,210,777
GAAP depreciation included in net loss from unconsolidated real estate ventures	23,118,142
Operating expenses advanced through September 30, 2024	3,750,440
Change in non-controlling interests in consolidated real estate venture	(14,490,829)
NAV	$143,594,476

The valuations of our real estate properties were provided by third party appraisers and/or the independent valuation advisor in accordance with our valuation procedures. The independent valuation advisor reviewed appraisals provided by the third party appraisers, and the Adviser reviewed the appraisals from both the third-party appraisers and/or the independent valuation advisor. The weighted average of certain key assumptions from the discounted cash flow analysis of the respective appraisal reports as of September 30, 2024 are set forth in the following table:

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

Cash Flows

Cash flows provided by operating activities of $10.5 million for the nine months ended September 30, 2024 were driven by cash distributions received from investment in unconsolidated real estate ventures.

Cash flows used in financing activities totaled $8.9 million for the nine months ended September 30, 2024 primarily due to cash distributions to non-controlling interest.

Distributions

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share. For the three and nine months ended September 30, 2024 we declared distributions of $1.4 million and $2.4 million of which 99.7% was distributable in cash. For the period from February 3, 2023 (date of capitalization) through September 30, 2023 no distributions were declared.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this September 30, 2024 Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On July 7, 2023, our Registration Statement on Form S-11 (File No. 333-271906), with respect to the Offering, was declared effective under the Securities Act. As of September 30, 2024, an affiliate of the Adviser acquired 476 Class T shares, 476 Class S shares, 476 Class D shares and 476 Class I shares in exchange for $5,000 for each share class and a total of $20,000. No other shares of our common stock have been sold in our Offering.

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

During the three months ended September 30, 2024, we did not repurchase shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None..

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Second Articles of Amendment and Restatement of BGO Industrial Real Estate Income Trust, Inc.(filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

3.2

Articles Supplementary of BGO Industrial Real Estate Income Trust, Inc., dated January 5, 2024 (filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 3 to Registration Statement on Form S-11 filed on January 11, 2024 and incorporated herein by reference)

3.3

Second Amended and Restated Bylaws of BGO Industrial Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

10.1

Amendment No. 1 to the Amended and Restated Advisory Agreement, dated August 7, 2024, by and among BGO Industrial Real Estate Income Trust, Inc., BGO IREIT Operating Partnership LP and BentallGreenOak (U.S.) Limited Partnership (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2024 and incorporated herein by reference)

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

BGO Industrial Real Estate Income Trust, Inc.

Date: November 14, 2024	By:	/s/ Michael Glimcher
Michael Glimcher
Principal Executive Officer

Date: November 14, 2024	By:	/s/ Lori Biancamano
Lori Biancamano
Principal Financial Officer and Principal Accounting Officer