Form 10-K
period 2024-12-31
BGO Industrial Real Estate Income Trust, Inc.
filed 2025-03-24
CIK 1942722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

As of March 21, 2025, the registrant had 20,701 shares of Class E common stock, $0.01 par value per share, outstanding and had 493 shares of each of Class T, S, D, and I common stock, $0.01 par value per share, outstanding.

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

●	We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
●	Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common stock or units of BGO IREIT Operating Partnership LP (the "Operating Partnership") to the BGO REIT Special Limited Partner LP (the "Special Limited Partner", an affiliate of BGO), the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources.
●	The purchase and repurchase price for shares of our common stock are generally based on our prior month’s net asset value ("NAV") and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective, and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
●	We are dependent on BentallGreenOak (U.S.) Limited Partnership (the "Adviser"), as well as the persons and firms the Adviser retains to provide services on our behalf, to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and other BGO Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
●	Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
●	There are limits on the ownership and transferability of our shares.

●	While our investment strategy is to invest in a diversified portfolio of primarily stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in us, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
●	Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
●	We intend to continue to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
●	The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
●	Investing in commercial real estate assets involves certain risks, including but not limited to tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
●	Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates and fluctuations in the average occupancy; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties; inflation, interest rate changes and supply chain disruptions; and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental laws.
●	Our portfolio is currently concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that asset or geography.
●	Competition for investment opportunities may reduce our profitability and the return on your investment.

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

PART I

ITEM 1. BUSINESS

References herein to “BGO Industrial Real Estate Income Trust, Inc”, the “Company”, “we”, “us”, or “our” refer to BGO Industrial Real Estate Income Trust., Inc a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

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

We have filed a Registration Statement on Form S-11 to register with the Securities and Exchange Commission (“SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the “Offering”). We intend to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of our common stock will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 7, 2023. On February 1, 2024, an affiliate of the Adviser acquired 476 Class T shares, 476 Class S shares, 476 Class D shares and 476 Class I shares in exchange for $5,000 for each share class and a total of $20,000. All current shareholders have opted into the dividend reinvestment plan. As of March 21, 2025, we have no other Class T, S, D or I shares outstanding. We intend to continue selling shares in the Offering on a monthly basis.

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

Our Adviser

We are externally managed by our adviser, BentallGreenOak (U.S.) Limited Partnership, a Delaware limited partnership. The Adviser is an affiliate of BGO, our sponsor. BGO is a leading, global real estate investment management advisor and a recognized provider of real estate services, with a long-standing track record in the investment and asset management of industrial, office, retail and multi-family property globally. The Adviser provides investment management services to more than 750 institutional investors with approximately $83 billion of assets under management, as of December 31, 2024. BGO has offices in 27 cities across 13 countries, which BGO believes provides access to deep local knowledge, experience, and extensive networks in the regions where the Adviser invests and manages real estate.

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

Our Taxation as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"), commencing with our taxable year ended December 31, 2023. If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our earnings to the extent we distribute 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

Sustainability

Our investment strategies and objectives will be consistent with sustainability initiatives that BGO, as a firm, has adopted consistently across its platform. BGO maintains an internal sustainability team that works closely with the investment and asset management teams, including the Adviser, to facilitate the holistic adoption of sustainability principles into the investment process. BGO approaches sustainability through a business lens and does not view a trade-off between corporate responsibility and profitability. BGO intends to implement sustainability best practices with a view to achieving not only significant expense savings but also enhanced revenues and improved capital market desirability of an asset.

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

We are a recently formed entity with limited operating history and may not be able to achieve our investment objectives. Other than our acquisition of the Seed Joint Venture, we have not made any investments in real estate or otherwise and do not own any properties or have any operations or financing from sources other than from the Adviser or its affiliates. We cannot assure you that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or disruptions in the public securities markets (including as a result of inflation and higher interest rates), market volatility, trade conflict, civil unrest, national and international security events, war (including the ongoing conflict in Ukraine and the Middle East), extreme weather events (including climate change, hurricanes, wildfires, earthquakes or floods) or the spread of infectious illness, pandemics or other public health emergencies, could cause our stockholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.

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

Investments in real estate debt and other real estate-related securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. In the case of loans we acquire, the initial value will generally be the acquisition price of the loan. In the case of loans we originate, the initial value will generally be the par value of the loan. Each such loan investment will then be valued by the Adviser within the first three full months after we make such investment and no less than quarterly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For more information regarding our valuation process, see “Net Asset Value Calculation and Valuation Guidelines.”

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

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other real estate-related investments will be only estimates of fair value. Ultimate realization of the value of an asset depends, to a great extent, on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in this offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes in real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

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

A corporation incorporated under Maryland law with a class of equity securities registered under the Exchange Act, and at least three independent directors is permitted to elect to be subject, by a charter or bylaw provision or a resolution of such corporation’s board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of the following five provisions:

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

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination (as defined in Section 3-601(e) of the MGCL) between us or any subsidiary and any person, including BGO, the Dealer Manager and the Adviser, from the provisions of this law, provided that such business combination is first approved by our board of directors. This resolution may be altered or repealed in whole or in part at any time.

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares, subject to certain exceptions. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

Cybersecurity has become a top priority for regulators around the world. The SEC recently adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements (like us), and many jurisdictions in which we and the Adviser operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize the Adviser, its employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through the Adviser’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if the Adviser fails to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or the Adviser’s fund investors and clients to lose confidence in the effectiveness of our or the Adviser’s security measures.

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

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest may negatively impact whether participating broker-dealers and their associated persons recommend this offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares of common stock should consider a number of factors, including, but not limited to, cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares of common stock, many of which likely exist, our ability to raise capital will be adversely affected. You should ask your broker-dealer or other financial professional about what reasonable alternatives exist for you, and how our offering compares to other types of investments (e.g., listed entities) that may have lower costs, complexities, or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital in this offering, it may harm our ability to achieve our objectives.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

●	changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflicts in Ukraine and the Middle East and trade conflicts between the U.S. and other countries;
●	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
●	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
●	vacancies or inability to lease space on favorable terms;
●	increased competition for properties targeted by our investment strategy;
●	bankruptcies, financial difficulties or lease defaults by our tenants;
●	inflation;
●	increases in interest rates and lack of availability of financing; and
●	changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, increasing costs to comply with environmental laws and/or the scaling back or termination of government contracts.

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

In addition, severe public health events, such as those caused by the COVID‐19 pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening employees’ well‐being and morale and interrupting business activities. In addition, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi lateral trade agreements and treaties with foreign countries and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our tenants and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

Rising inflation may adversely affect our financial condition and results of operations.

Inflation in the United States has remained elevated and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

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

Rising interest rates could impact the value of our investments.

Interest rates are one of the variables that affect real estate asset prices. A number of other factors are also important, including real estate market fundamentals, inflation expectations and investor investment horizons and return targets. For real estate, changes in interest rates influence real estate capitalization rates, with higher interest rates ultimately resulting in higher capitalization rates and lower property values, all other things being equal. However, interest rates and capitalization rates do not always move in lockstep as there typically is a lag between changes in interest rates and changes in capitalization rates, and especially for high-quality properties. Capitalization rates tend to be durable due to the long term, inflation-protected nature of tenant leases, which typically include annual rent increases. During 2024, the Federal Reserve began reducing the federal funds rate, which had been raised significantly during 2022 and 2023 to combat rising inflation in the U.S., but interest rates remained elevated. The Federal Reserve has indicated an expectation of slower rate decreases moving forward. While further interest rate reductions remain possible, continued elevated interest rates may negatively affect our investment opportunities and the value of our investments. Inflationary factors have also negatively impacted our expense base, particularly certain operating and vendor costs.

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

Our investments in real estate assets are concentrated in the industrial warehouse and logistics sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified. In addition to general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. For example, the Seed Portfolio is geographically concentrated in the Midwest region of the United States, with properties in the following markets (which accounted for the percentage indicated, based on the NAV as of December 31, 2024): St. Louis, MO (40%); Kansas City, MO (27%); Cincinnati, OH (26%); and Chicago MSA (7%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. While we intend to diversify our portfolio by geography and investments over time, our portfolio may be heavily concentrated at any time, and in particular during the Ramp-Up Period, in only a limited number of geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment or adverse economic or business conditions affecting a particular geography. Investors have no assurance as to the degree of diversification in our investments by geographic region.

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
●	the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
●	under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of BGO;
●	under the joint venture arrangement, if we have a right of first refusal to buy out a joint venture partner, we may be able to finance such a buy-out if it becomes exercisable or we are required to purchase such interest, at the time when it would not otherwise be in our best interest to do so;
●	under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;
●	if the joint venture partner charges fees or incentive allocation to the joint venture arrangement, the joint venture partner could have an incentive to hold assets longer or otherwise behave to maximize fees and incentive allocation paid, even when doing so is not in our best interest;
●	the joint venture partner could have authority to remove the BGO affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures;
●	our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
●	under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
●	under the joint venture arrangement, the termination or non-renewal of the Adviser pursuant to the terms of the Advisory Agreement could trigger change of control restrictions that may include buy/ sell rights like those described above, a loss of governance rights in the joint venture or other adverse consequences;
●	under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and
●	the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

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

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, hurricanes, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire (including wildfires), outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.

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

There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by us, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the United States have been enacted, and where we have properties in our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs. See “—We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.”

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

We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.

Recently, there has been growing concern from advocacy groups, government agencies and the general public on sustainability matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters and related disclosures. Such governmental, investor and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital management, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.

We may choose to communicate certain initiatives, commitments and goals, regarding environmental matters, human capital management, responsible sourcing and social investments and other sustainability -related matters in our SEC filings or in other disclosures. Any such current or future initiatives, commitments and/or goals are aspirational and there is no guarantee that all or any such initiative, commitment or goal will be achieved; they could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our sustainability-related initiatives, commitments and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, commitments or goals, any failure or perceived failure to demonstrate progress towards such commitments and goals, or for any revisions to these commitments and goals. Further, as part of our sustainability practices, we may rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ sustainability -related data, processes or reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our sustainability initiatives, commitments and goals on a timely basis, or at all, our reputation and business results could be adversely affected, particularly if in connection with any such matters we were to become exposed to potential “greenwashing” liability. Further, developing and implementing sustainability initiatives, and collecting, measuring and reporting sustainability -related information and metrics can be costly, difficult and time-consuming, and are subject to evolving reporting standards that lack harmonization on a global basis, all of which expose our business to additional risk.

Investors and other stakeholders have become more focused on understanding how companies address a variety of sustainability factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to sustainability rating systems that have been developed by third parties to allow sustainability comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our sustainability ratings, disclosures or practices do not meet the standards set by such investors or our stockholders, they may choose not to invest in our common stock. Relatedly, we risk damage to our reputation, if we do not, or are perceived to not, act responsibly in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to sustainability matters or negative sustainability ratings or assessments by third-party sustainability raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the United States related to climate change and sustainability could adversely affect our business.

In March 2024, the SEC adopted extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The final rule requires registrants to include prescribed climate-related information in their registration statements and annual reports substantially beyond what is currently required, including data regarding information regarding climate-related risks and opportunities and related financial impacts, governance and strategy. Unless challenges to the rule prevail, as a non-accelerated filer, we will be subject to the requirements commencing with the year ending December 31, 2027. In addition, in 2021, the SEC established an enforcement task force to look into environmental, social and governance (“ESG”) practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. At the state level, in 2023, California enacted legislation that will ultimately, unless legal challenges prevail, require certain companies that (i) do business in California, to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims, to provide enhanced disclosures around the achievement of such claims.

Growing interest on the part of investors and regulators in sustainability factors and increased demand for, and scrutiny of, sustainability-related disclosures, have also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their sustainability efforts or initiatives, or greenwashing. Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital. Relatedly, certain investors have also begun to use sustainability data, third-party benchmarks and sustainability ratings to allow them to monitor the sustainability impact of their investments.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we or our tenants fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current sustainability practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to sustainability matters in our review of prospective investments and management of existing investments, which could increase our expenses.

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

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. During 2024, the Federal Reserve Board began reducing the federal funds rate, which had been raised significantly during 2022 and 2023 to combat rising inflation in the U.S. Despite multiple federal fund rate decreases over the course of 2024, the Federal Reserve has indicated a slower rate of decreases moving forward. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our real estate debt investments and the NAV per share of our common stock.

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

Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for its shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, it may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on its investment activities, any of which would negatively impact our performance.

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

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions, such as the volatility of the global credit markets may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain financing on favorable terms or at all.

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

Our charter does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of the aggregate of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of the shares of our outstanding common stock, or 9.9% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “Material U.S. Federal Income Tax Considerations — Taxation of U.S. Holders of Our Common Stock”), other than a

“qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition and therefore, may be treated as recognizing income effectively connected with the conduct of a U.S. trade or business. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT and we have no obligation to qualify as such under our governing documents. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock.

Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”) modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations, and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation, or regulated investment company, as applicable, is foreign controlled. The look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a domestically controlled REIT for a period of up to ten years, or until the earlier date on which the REIT undergoes a significant change in its ownership (meaning the percentage of the REIT stock held by non-look-through persons increases by more than 50% in the aggregate over the percentage of REIT stock owned by such non-look-through persons on April 24, 2024, the date the Final Regulations were issued) or the REIT acquires additional USRPIs that represent more than 20% of the aggregate fair market value of its USRPIs held on April 24, 2024, the date the Final Regulations were issued (the “Applicable Limits”). If a REIT exceeds an Applicable Limit during the ten-year period, then the look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date it exceeds such Applicable Limit. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period and may otherwise not qualify as a domestically controlled REIT.

A non-U.S. holder other than a “qualified shareholder” or a “withholding qualified holder,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. If a non-U.S. holder is subject to taxation under FIRPTA on proceeds from the sale of our common stock or on distributions we make, the non-U.S. holder will be required to file a U.S. federal income tax return.

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

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, ruling or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes or reforms could have a material adverse effect on our performance.

In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and newly-appointed senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our tenants.

Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategy and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a stockholder’s investment.

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

The Vice President, IT Security has extensive experience in cybersecurity and technology and is responsible for all aspects of cybersecurity across the Adviser. He has a has more than 26 years of experience in diversified information technology and security. He holds a Bachelor's degree in Electronics and Communication Engineering. He possesses industry-recognized certifications such as CISSP, CRISC, and CISM

The Adviser conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The Vice President , IT Security reviews the cybersecurity framework annually as well as on an event-driven basis as necessary. The Vice President, IT Security also reviews the scope of the cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of the Adviser’s information and systems.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offerings of Common Stock

We are conducting a public offering of common stock. The Offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. As of March 21, 2025, we had 1 holder of each of our Class E, Class T, Class S, Class D and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance participation interest, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established trading market for our common stock. Our Class E shares are not offered in the Offering and are not subject to a management fee or performance participation interest.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I shares or Class E shares. For the year ended December 31, 2024, we did not incur upfront selling commissions or dealer manager fees.

The Dealer Manager, a registered broker dealer affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares or Class E shares. For the year ended December 31, 2024, the stockholder servicing fee was waived. Because we did not receive proceeds from the Offering for the year ended December 31, 2024, the ratio of the cost of raising equity capital to the gross amount of equity capital raised is not applicable.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be paid to participating broker-dealers. Through December 31, 2024, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

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

The following table presents our monthly NAV per share for each of the five classes of shares for the period from February 3, 2023 (date of capitalization) through December 31, 2024:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
July 31, 2023	$—	$—	$—	$—	$10.71
August 31, 2023	—	—	—	—	10.76
September 30, 2023	—	—	—	—	10.98
October 31, 2023	—	—	—	—	10.98
November 30, 2023	—	—	—	—	10.75
December 31, 2023	—	—	—	—	10.50
January 31, 2024	10.48	10.48	10.48	10.48	10.48
February 29, 2024	10.54	10.54	10.54	10.54	10.53
March 31, 2024	10.54	10.54	10.54	10.54	10.57
April 30, 2024	10.54	10.54	10.54	10.54	10.59
May 31, 2024	10.49	10.49	10.49	10.49	10.56
June 30, 2024	10.41	10.41	10.41	10.41	10.49
July 31, 2024	10.35	10.35	10.35	10.35	10.49
August 31, 2024	10.36	10.36	10.36	10.36	10.52
September 30, 2024	10.44	10.44	10.44	10.44	10.63
October 31, 2024	10.30	10.30	10.30	10.30	10.48
November 30, 2024	10.30	10.30	10.30	10.30	10.50
December 31, 2024	11.03	11.03	11.03	11.03	11.38

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2024:

Components of Operating Partnership NAV	December 31, 2024
Cash and cash equivalents	$9,070,558
Investments in unconsolidated real estate ventures	266,398,058
Due to affiliates	(183,949)
Accounts payable and accrued expenses	(1,180,068)
Non-controlling interest in consolidated real estate venture	(116,520,851)
Net Asset Value	$157,583,748
Number of outstanding shares	13,069,863

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2024 ($ and shares):

	Class T	Class S	Class D	Class I	Class E	Third Party	Preferred	Restricted
NAV Per Share	Shares	Shares	Shares	Shares	Shares	Operating Units	Stock	Stock	Total
Net asset value	$5,385	$5,385	$5,385	$5,385	$233,215	$156,723,486	$105,990	$499,518	$157,583,748
Number of outstanding shares	488	488	488	488	20,491	13,000,000	125	47,294	13,069,863
NAV Per Share as of December 31, 2024	$11.03	$11.03	$11.03	$11.03	$11.38	$12.06

*OP Units are held by Sunlife.

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Equity to NAV	December 31, 2024
Equity under U.S. GAAP	$111,855,102
Adjustments:
Organization and offering costs	7,411,565
Unrealized appreciation on unconsolidated real estate ventures	33,980,378
GAAP depreciation included in net loss from unconsolidated real estate ventures	27,566,434
Operating expenses advanced through December 31, 2024	3,529,752
Change in non-controlling interests in consolidated real estate venture	(26,759,483)
NAV	$157,583,748

The valuations of our real estate properties were provided by third party appraisers for the year ended December 31, 2024 in accordance with our valuation procedures. The weighted average of certain key assumptions from the discounted cash flow analysis of the respective appraisal reports as of December 31, 2024 are set forth in the following table:

Weighted-
Average Basis
Exit capitalization rate	6.1%
Discount rate / internal rate of return	7.0%
Average holding period (years)	10.0

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties:

		Increase
		(Decrease) to the
	Hypothetical	NAV of Real
Input	Change	Properties
Discount Rate	0.25% decrease	4.7%
(weighted average)	0.25% increase	(4.3)%
Exit Capitalization Rate	0.25% decrease	6.3%
(weighted average)	0.25% increase	(5.6)%

The Adviser has agreed to advance organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the commencement of the Offering or July 7, 2024. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2025, the second anniversary of the commencement of the Offering. We will reimburse the Adviser for all advanced operating expenses ratably over the 60 months following the same date.

Distributions

We intend to continue to declare monthly distributions based on record dates established by our board of directors and pay such distributions on a monthly basis. We intend to distribute sufficient income so that we satisfy the requirements to qualify as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to dividends - paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable under the code if we qualify as a REIT. For the year ended December 31, 2024 we declared distributions sourced from operations of $3.8 million of which 99.8% was distributable in cash and the remaining in shares pursuant to our distribution reinvestment plan. For the period from February 3, 2023 (date of capitalization) through December 31, 2023 no distributions were declared.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended December 31, 2024 were previously disclosed.

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

As of December 31, 2024, an affiliate of the Adviser acquired 476 Class T shares, 476 Class S shares, 476 Class D shares and 476 Class I shares in exchange for $5,000 for each share class and a total of $20,000. No other shares of our common stock have been sold in our Offering. We primarily used the net proceeds from the Offering were used for general corporate purposes.

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

During the year ended December 31, 2024, we did not receive any repurchase requests and accordingly did not repurchase any shares of our common stock pursuant to our share repurchase plan.

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

Overview

We are a Maryland corporation formed on September 7, 2022. We were formed to be a pure-play industrial REIT, which will be investing primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States. To a lesser extent, we will also invest in real estate-related assets, including real estate debt and real estate-related securities. We elected to be taxed as a REIT for federal income tax purposes, commencing with the year ended December 31, 2023. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.

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

Investments

On July 7, 2023, the Company, entered into a Contribution Agreement (the “Contribution Agreement”) with Sun Life (U.S.) HoldCo 2020, Inc., a Delaware corporation (“Sun Life”) and an affiliate of Sun Life Financial Inc., BGO Genesis Holding LLC, a Delaware limited liability company, and BGO IREIT Operating Partnership LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”), pursuant to which Sun Life contributed its 56.5% interest in a joint venture (the “Seed Joint Venture”) that indirectly owns a portfolio of industrial assets (the “Seed Portfolio”) to the Company in exchange for 13,000,000 Class E units of the Operating Partnership at a price per unit equal to $10.00 (the “Seed JV Acquisition”). The purchase price of the Seed Joint Venture is equal to $130 million, which represents the aggregate capital contributions made by Sun Life in respect of the Seed Joint Venture. As of December 31, 2024, the estimated gross asset value of the Seed Portfolio was approximately $992 million (inclusive of cash on hand and the value of certain debt). The Company’s 56.5% interest in the Seed Joint Venture represents an indirect 34.2% ownership interest in the Seed Portfolio.

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

The table below sets forth certain summary information regarding the Seed Portfolio.

						Real Estate
			Number of	Total	Real Estate	Value Per		Occupied
Property	Market	Sector	Buildings	Square Feet	Value(1)	Square Foot	Year Built	Rate(2)
Hazelwood Tradeport	St. Louis	Industrial	9	3,796,011	$391,300,000	$103	2018 - 2023	100%
West Chester Trade Center	Cincinnati	Industrial	9	2,343,109	$258,700,000	$110	2019 - 2022	100%
Horizons Industrial	Kansas City	Industrial	10	2,520,932	$255,100,000	$101	2012 - 2021	92%
Heartland 94	Chicago MSA	Industrial	1	757,281	$68,700,000	$91	2022	100%
Total Average			29	9,417,333	$973,800,000	$103		98%
(1)	Real Estate Value represents the appraised value of each property included in the Seed Portfolio as of December 31, 2024.
(2)	Occupied Rate includes all leased square footage as of December 31, 2024.

Results of Operations

The following table sets forth information regarding our consolidated results of operations:

		For the period from
		February 3, 2023 (date of
	For the year ended	capitalization) through
	December 31, 2024	December 31, 2023
Expenses
General and administrative	$2,954,234	$2,723,088
Total expenses	2,954,234	2,723,088

Other income (expense)
Income (loss) from unconsolidated real estate ventures	(2,300,196)	(2,450,982)
Total other income (expense)	(2,300,196)	(2,450,982)

Net loss	$(5,254,430)	$(5,174,070)
Net loss attributable to non-controlling interest in consolidated real estate venture	1,179,162	1,157,296
Net loss attributable to non-controlling interest in Operating Partnership	4,052,972	4,010,604
Net income (loss) attributable to stockholders	$(22,296)	$(6,170)

Net income (loss) per share of common stock, basic and diluted	$(1.02)	$(0.31)
Weighted-average shares of common stock outstanding - basic and diluted	21,925	20,000

General and administrative expenses

For the year ended December 31, 2024, general and administrative expenses were $3.0 million and related to general corporate matters, such as professional fees, legal fees and insurance and consisted of $0.0 million of organization costs.

During the period from February 3, 2023 (date of capitalization) through December 31, 2023, general and administrative expenses were $2.7 million and consisted of $0.2 million of organization costs incurred in conjunction with our formation. Such costs included legal fees, accounting fees, and transfer agent fees, among other costs. We do not expect to incur additional material organization costs in the future as our formation is substantially complete and we have commenced principal operations. General and administrative expenses also included operating expenses of $2.5 million and related to general corporate matters, such as professional fees, legal fees and insurance premiums.

Net loss attributable to non-controlling interests in consolidated joint ventures

For the year ended December 31, 2024, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $1.2 million due to the 43.5% non-controlling interest in the Seed Portfolio.

During the period from February 3, 2023 (date of capitalization) to December 31, 2023, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $1.2 million due to the 43.5% non-controlling interest in the Seed Portfolio.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 7, 2024. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2025, the second anniversary of the commencement of the Offering. As of December 31, 2024, the Adviser had accrued approximately $7.3 million of organization and offering expenses on our behalf. In addition, the Adviser will advance on our behalf certain of our corporate-level operating expenses but excluding investment-related expenses and financing expenses through July 7, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 7, 2025. As of December 31, 2024, the Adviser had accrued approximately $3.8 million of operating expenses on our behalf.

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2023. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

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

The following table presents a reconciliation of net loss attributable to IREIT stockholders to FFO, AFFO and FAD attributable to IREIT stockholders:

		For the period from February 3,
	For the year ended	2023 (date of capitalization)
	December 31, 2024	through December 31, 2023
Net Loss attributable to stockholders	$(22,296)	$(6,170)
Adjustments to arrive at FFO:
Depreciation and amortization	11,897,896	6,820,037
Amount attributable to non-controlling interests for above adjustments	(11,877,068)	(6,809,561)
FFO attributable to stockholders	$(1,468)	$4,306
Adjustments to arrive at AFFO:
Performance participation allocation	434	—
Straight-line rental income and expense	(780,389)	(556,050)
Amortization of restricted stock awards	276,449	—
Amortization of above and below-market lease intangibles	(1,612,572)	(1,612,564)
Amount attributable to non-controlling interests for above adjustments	2,112,807	2,165,283
AFFO attributable to stockholders	$(4,739)	$975
Adjustments to arrive at FAD:
Management fee	232	—
FAD attributable to stockholders	$(4,507)	$975

Cash Flows

Cash flows provided by operating activities totaled $13.7 million for the year ended December 31, 2024, primarily due to cash distributions received from the Seed JV. Cash flows provided by operating activities totaled $6.7 million for the period from February 3, 2023 (date of capitalization) through December 31, 2023 primarily due to cash distributions received from the Seed JV.

Cash flows used in financing activities totaled $11.6 million for the year ended December 31, 2024, primarily due to cash distributions to the non-controlling interest in the Seed JV of $7.9 million and distributions to noncontrolling interests in OP of $3.8 million. Cash flows provided by financing activities totaled $0.2 million for the period from February 3, 2023 (date of capitalization) through December 31, 2023 primarily due to net proceeds from the issuance of our common stock of $0.2 million.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
John Carrafiell	60	Chairman of the Board
Clint Hinds	54	President and Chief Executive Officer
Lori Biancamano	51	Chief Financial Officer and Treasurer
Matthew Campbell	52	Secretary
Michael Glimcher	57	Director
Edgar Alvarado	66	Independent Director
Timothy Callahan	74	Independent Director
Lizanne Galbreath	67	Independent Director

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

Clint Hinds has served as our President and Chief Executive Officer since January 2025. He has also been a Managing Director on the portfolio management team at the BentallGreenOak (US) Limited Partnership, the Company’s sponsor and external investment adviser (“BGO”), since July 2019. Clint joined Bentall Kennedy, a predecessor firm to BGO, in 2009 with similar responsibilities to lead several client relationships. Since that time, he has helped form the investment strategy for multiple clients and closed end funds. As a leader on the portfolio management team, Clint has concentrated on the implementation of investment strategies across multiple real estate sectors including industrial, datacenters, healthcare and multifamily sectors. During this time, he has shaped multiple joint ventures focused on the development and acquisition of properties which have grown the portfolios under his management. Prior to joining Bentall Kennedy, Clint served as an Executive Director at Morgan Stanley where he built strong client relationships with his investors. Prior to joining Morgan Stanley, Clint held various positions at Lend Lease on the asset management, acquisitions, portfolio and accounting teams. Clint holds a bachelor's degree in accounting from the University of Georgia and an MBA with a concentration in finance from Georgia State University. He is a CFA Charterholder and a member of the CFA Society Washington DC.

Mr. Hinds is a valuable member of our board of directors because of his extensive real estate and investment experience.

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

Michael Glimcher has served a member of our board of directors since September 2022. He previously served as our President and Chief Executive Officer and a Managing Director and Chief Executive Officer, Retail Strategies at BGO, in each case, from June 2022 to December 2024. From November 2020 to March 2022, he previously served as Donahue Schriber’s Chairman, President and Chief Executive Officer until the company was sold in March 2022. Mr. Glimcher also served as Chief Executive Officer of Starwood Retail Partners, working with its parent company, Starwood Capital Group, from September 2017 until October 2020. Mr. Glimcher began his career in the real estate industry nearly 30 years ago at Glimcher Realty Trust, where he ultimately served as Chief Executive Officer from 2005 to 2015 and as Chairman from 2007 to 2015. At Glimcher Realty Trust, he successfully repositioned the portfolio from strip center/small market malls to a highly productive portfolio of larger market and outlet malls as well as open air and lifestyle centers. During his tenure, Mr. Glimcher developed Scottsdale Quarter and pioneered experiential retail as demonstrated at this premier mixed-use development in North Scottsdale. In 2015, Glimcher Realty Trust merged with Washington Prime Group to create WP

Glimcher where Mr. Glimcher served as Chief Executive Officer and Vice Chairman until June 2016. Mr. Glimcher has served on the Executive Board of Governors and the Governing Committee of the National Association of Real Estate Investment Trusts, and is a former Trustee of the International Council of Shopping Centers and a former member of the Real Estate Roundtable. He was a 2013 Ernst & Young Entrepreneur of the Year and named a Midwest Real Estate Icon by Real Estate Forum Magazine. Mr. Glimcher also has served as board member of M/I Homes, a publicly traded builder of single family homes (NYSE: MHO), since January 2013. Mr. Glimcher holds a B.S. degree from Arizona State University.

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

Insider Trading Policy

Our insider trading policy establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the policy (officers, directors, and employees of the Company, if any, and the Adviser) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the policy’s requirements. Covered persons, other than those who are unaffiliated with the Adviser or BGO, are prohibited from trading any securities of the Company without receiving pre-clearance from the Legal and Compliance Group. The insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Audit Committee

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

ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation

We compensated each of our non-employee directors with a $50,000 cash retainer and an additional $15,000 for the audit chair for the one-year service period commencing on May 7, 2024, through the date of the 2025 Annual Stockholder Meeting. The cash retainer is payable quarterly in arrears in four quarterly installments. Alternatively, each director may elect to receive all or a portion of their cash retainer in fully vested Class E shares, payable on the same day that the cash retainer would be paid. Following the 2025 Annual Meeting, we will compensate each independent director with an annual retainer of $150,000, plus an additional retainer of $15,000 to the chairperson of the audit committee. We intends to pay in quarterly installments 50% of this compensation in cash or Class E shares based on the most recent prior month’s NAV, or a combination thereof, at the election of the independent director, and the remaining 50% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted Class E shares will generally vest one year from the date of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or BGO will not receive additional compensation for serving on the board of directors or committees thereof.

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

The following table sets forth the compensation earned by or paid to our independent directors for the year ended December 31, 2024:

	Fees Earned or
Name	Paid in Cash	Stock Awards	Total
Edgar Alvarado	$42,384	$—	$42,384
Timothy Callahan	32,603	—	32,603
Lizanne Galbreath	32,603	—	32,603
	$107,590	$—	$107,590

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

Policies and Practices Related to the Timing of Equity Awards

We do not grant awards of stock options. Accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. We also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation, if any.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2024, we did not have an equity compensation plan or individual compensation arrangements under which equity securities of the registrant are authorized for issuance. We award restricted stock units to our directors as described under Part III. Item 11. “Executive Compensation—Independent Director Compensation.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 21, 2025, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the directors and named executive officers named below is in care of our principal executive offices at 399 Park Avenue, 18th Floor, New York, New York 10022.

	Amount and Nature	Percent of
	of Beneficial	common
Name of Beneficial Owner	Ownership	shares
Directors and Named Executive Officers
John Carrafiell	—	—
Clint Hinds	—	—
Lori Biancamano	—	—
Michael Glimcher	—	—
Edgar Alvarado(1)	—	—
Timothy Callahan(1)	—	—
Lizanne Galbreath(1)	—	—
All directors and executive officers as a group (8 persons)	—	—%
5% Stockholders
BentallGreenOak (U.S.) Limited Partnership(2)	22,443	100%

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

(2) Consists of 20,491 Class E shares and 488 of each of Class T shares, Class S shares, Class D shares, and Class I shares, which are held by an affiliate of the Adviser. The business address for the Adviser is 399 Park Avenue, 18th Floor, New York, New York 10022.

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

The Adviser and BGO

We are externally managed by our Adviser, BentallGreenOak (U.S.) Limited Partnership, a Delaware limited partnership, which is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. The Adviser is an affiliate of BGO, our sponsor. BGO is a leading, global real estate investment management advisor and a recognized provider of real estate services, with a long-standing track record in the investment and asset management of industrial, office, retail and multi-family property globally. The Adviser provides investment management services to more than 750 institutional investors with approximately $83 billion of assets under management, as of December 31, 2024. BGO has offices in 27 cities across 13 countries, which BGO believes provides access to deep local knowledge, experience, and extensive networks in the regions where the Adviser invests and manages real estate. All of our officers and directors, other than the independent directors, are employees of our Adviser. We have and will continue to have certain relationships with the Adviser and its affiliates.

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

Term and Termination Rights

The term of the Advisory Agreement is for one year from September 7, 2024, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement.

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

The management fee may be paid, at the Adviser’s election, in cash, Class I shares, Class E shares, Class I units or Class E units. The Adviser’s ability to elect to receive shares of our common stock or Operating Partnership units serves as a benefit to our Company for cash management purposes and further align the Adviser’s interests with our stockholders. Any requests by the Adviser for repurchase of its shares or units will be consistent with the Adviser’s fiduciary duties to us and our stockholders. We incurred management fees of $232 for the year ended December 31, 2024 and no management fees for the period from February 3, 2023 (date of capitalization) through December 31, 2023.

Performance Participation. So long as the Advisory Agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement, as amended from time to time). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E units, and as a result, it is a class-specific expense. The Special Limited Partner earned $434 of performance participation interest for the year ended December 31, 2024 and no participation interest for the period from February 3, 2023 (date of capitalization) through December 31, 2023.

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

The Adviser advanced on our behalf certain of our operating expenses through July 7, 2024, the first anniversary of the commencement of the offering. The Adviser had accrued approximately $3.8 million and $2.1 million of operating expenses on our behalf as of December 31, 2024 and December 31, 2023, respectively. We will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following July 7, 2025, the second anniversary of the commencement of the offering.

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

The Adviser advanced our organization and offering expenses on our behalf through July 7, 2024, the first anniversary of the commencement of this offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following July 7, 2025, the second anniversary of the commencement of this offering. After the first anniversary of the commencement of this offering, we will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.

The Adviser and its affiliates had incurred organization and offering expenses on our behalf of approximately $7.3 million and $6.8 million as of December 31, 2024 and December 31, 2023, respectively.

Reimbursement by the Adviser. Commencing with the first four fiscal quarters after July 7, 2023, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets or (2) 25% of our Net Income.

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

For the year ended December 31, 2024, our Total Operating Expenses were 1.4% of our Average Invested Assets and 55.6% of our net loss.

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

Upfront selling commissions and dealer manager fees

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers; provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S sold in the primary offering. The Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or re-allowed (paid) to, participating broker-dealers. There were no upfront selling commissions or dealer manager fees paid during the year ended December 31, 2024 and for the period from February 3, 2023 (date of capitalization) through December 31, 2023.

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

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto). At the end of such month, such Class T share, Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), each with an equivalent aggregate NAV as such share. There were no stockholder servicing fees paid to the Dealer Manager during the year ended December 31, 2024 and for the period from February 3, 2023 (date of capitalization) through December 31, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the year ended December 31, 2024, Ernst & Young LLP (“EY”) served as our independent auditor.

Audit Fees

The aggregate audit fees that we were billed for the year ended December 31, 2024, by our independent registered accounting firm EY were $260,000. EY earned no additional fees.

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

10.3

Contribution Agreement, dated July 7, 2023, by and between Sun Life (U.S.) HoldCo 2020, Inc., BGO Genesis Holding LLC, BGO Industrial Real Estate Income Trust, Inc. and BGO IREIT Operating Partnership LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023, and incorporated herein by reference)

10.4

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

10.5	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)
10.6

Form of Independent Directors Restricted Stock Award Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)

10.7	Independent Director Compensation Policy (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2024 and incorporated herein by reference)
10.8

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

10.10

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

10.12

Sub-Dealer Manager Agreement, dated June 7, 2023, by and among BentallGreenOak Real Estate US LLC and Advisor Asset Management, Inc. (filed as Exhibit 1.3 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed on June 7, 2023 and incorporated herein by reference)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company
31.1*	CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2*	CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
99.1

Policy with Respect to Repurchase of Adviser Class I Shares and Class E Shares (filed as Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

99.2*	NP BGO NTR Portfolio, LLC and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2024 and December 31, 2023
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

BGO Industrial Real Estate Income Trust, Inc.

Date: March 21, 2025	By:	/s/ Clint Hinds
Clint Hinds
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of BGO Industrial Real Estate Income Trust, Inc., hereby several constitute Clint Hinds, Lori Biancamano. and Matthew Campbell, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable BGO Industrial Real Estate Income Trust, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ John Carrafiell
John Carrafiell	Chairman of the Board	March 21, 2025

/s/ Clint Hinds	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2025
Clint Hinds

/s/ Lori Biancamano	Chief Financial Officer and Treasurer	March 21, 2025
Lori Biancamano	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Glimcher	Director	March 21, 2025
Michael Glimcher

/s/ Edgar Alvarado	Independent Director	March 21, 2025
Edgar Alvarado

/s/ Timothy Callahan	Independent Director	March 21, 2025
Timothy Callahan

/s/ Lizanne Galbreath	Independent Director	March 21, 2025
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Accounting Firm (PCAOB ID: 00042)	F-2
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	F-3
Consolidated Statement of Operations for the year ended December 31, 2024 and the period from February 3, 2023 (date of capitalization) through December 31, 2023	F-4
Consolidated Statement of Changes in Equity for the year ended December 31, 2024 and the period from February 3, 2023 (date of capitalization) through December 31, 2023	F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2024 and the period from February 3, 2023 (date of capitalization) through December 31, 2023	F-6
Notes to Consolidated Financial Statements	F-7

Ernst & Young LLP One Manhattan West New York, NY 10001-8604	Tel: +1 212 773 3000 ey.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BGO Industrial Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BGO Industrial Real Estate Income Trust, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2024 and for the period from February 3, 2023 (date of capitalization) through December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from February 3, 2023 (date of capitalization) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 21, 2025

PART I—FINANCIAL INFORMATION

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Investment in unconsolidated real estate ventures	$204,851,246	$220,951,444
Cash and cash equivalents	9,070,558	6,916,335
Total assets	$213,921,804	$227,867,779
LIABILITIES AND EQUITY
Due to affiliates	$11,034,512	$8,854,747
Accounts payable, accrued expenses and other liabilities	1,270,822	330,652
Total liabilities	12,305,334	9,185,399

Non-controlling interest in consolidated real estate venture	89,761,368	98,842,704

Equity
Common stock - Class T shares, $0.01 par value per share; 600,000,000 shares authorized; 488 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5	—
Common stock - Class S shares, $0.01 par value per share; 600,000,000 shares authorized; 488 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5	—
Common stock - Class D shares, $0.01 par value per share; 600,000,000 shares authorized; 488 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5	—
Common stock - Class I shares, $0.01 par value per share; 600,000,000 shares authorized; 488 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5	—
Common stock - Class E shares, $0.01 par value per share; 600,000,000 shares authorized; 20,491 and 20,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	205	200
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; 125 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	819,979	412,782
Accumulated deficit and cumulative distributions	(34,960)	(6,170)
Total stockholder's equity	785,245	406,812
Non-controlling interest attributable to Operating Partnership unit holders	111,069,857	119,432,864
Total equity	111,855,102	119,839,676
Total liabilities and equity	$213,921,804	$227,867,779

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Operations

		For the period from
		February 3, 2023 (date of
	For the year ended	capitalization) through
	December 31, 2024	December 31, 2023
Expenses
General and administrative	$2,954,234	$2,723,088
Total expenses	2,954,234	2,723,088

Other income (expense)
Income (loss) from unconsolidated real estate ventures	(2,300,196)	(2,450,982)
Total other income (expense)	(2,300,196)	(2,450,982)

Net loss	$(5,254,430)	$(5,174,070)
Net loss attributable to non-controlling interest in consolidated real estate venture	1,179,162	1,157,296
Net loss attributable to non-controlling interest in Operating Partnership	4,052,972	4,010,604
Net income (loss) attributable to stockholders	$(22,296)	$(6,170)

Net income (loss) per share of common stock, basic and diluted	$(1.02)	$(0.31)
Weighted-average shares of common stock outstanding - basic and diluted	21,925	20,000

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity

For the period from February 3, 2023 (date of capitalization) through December 31, 2023 and year ended December 31, 2024

	Par Value
								Accumulated		Non-Controlling
	Common	Common	Common	Common	Common		Additional	Deficit and	Total	Interests in
	Stock	Stock	Stock	Stock	Stock	Preferred	Paid In	Cumulative	Stockholders'	Operating
	Class E	Class D	Class I	Class S	Class T	Stock	Capital	Distributions	Equity	Partnership	Total Equity
Balance at February 3, 2023 (date of capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	200	—	—	—	—	—	199,800	—	200,000	—	200,000
OP unit issuance	—	—	—	—	—	—	—	—	—	130,000,000	130,000,000
Net loss	—	—	—	—	—	—	—	(6,170)	(6,170)	(4,010,604)	(4,016,774)
Offering costs	—	—	—	—	—	—	(10,086)	—	(10,086)	(6,556,532)	(6,566,618)
Amortization of restricted stock grants	—	—	—	—	—	—	223,068	—	223,068	—	223,068
Balance at December 31, 2023	$200	$—	$—	$—	$—	$—	$412,782	$(6,170)	$406,812	$119,432,864	$119,839,676
Common stock issued	—	5	5	5	5	1	144,979	—	145,000	—	145,000
Distributions declared on common stock	—	—	—	—	—	—	—	(6,494)	(6,494)	—	(6,494)
Distribution reinvestments	5	—	—	—	—	—	5,666	—	5,671	—	5,671
Net loss	—	—	—	—	—	—	—	(22,296)	(22,296)	(4,052,972)	(4,075,268)
Offering costs	—	—	—	—	—	—	(19,897)	—	(19,897)	(503,635)	(523,532)
Amortization of restricted stock grants	—	—	—	—	—	—	276,449	—	276,449	—	276,449
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(3,806,400)	(3,806,400)
Balance at December 31, 2024	$205	$5	$5	$5	$5	$1	$819,979	$(34,960)	$785,245	$111,069,857	$111,855,102

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows

		For the period from
		February 3, 2023 (date of
	For the year ended	capitalization) through
	December 31, 2024	December 31, 2023
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(5,254,430)	$(5,174,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cash distributions received from investment in unconsolidated real estate ventures	13,800,000	6,900,000
Net loss from unconsolidated real estate ventures	2,300,196	2,450,982
Amortization of restricted stock grants	276,449	223,068
Change in assets and liabilities
Increase in due to affiliates	1,675,241	2,288,129
Increase in accounts payable, accrued expenses and other liabilities	939,349	28,226
Net cash provided by (used in) operating activities	13,736,805	6,716,335
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	20,000	200,000
Proceeds from issuance of preferred stock	125,000	—
Offering costs paid	(19,010)	—
Distributions to non-controlling interest in consolidated joint ventures	(7,902,172)	—
Distributions to non-controlling interests in Operating Partnership	(3,806,400)	—
Net cash (used in) provided by financing activities	(11,582,582)	200,000
Net change in cash and cash equivalents	2,154,223	6,916,335
Cash and cash equivalents, beginning of period	6,916,335	—
Cash and cash equivalents, end of period	$9,070,558	$6,916,335

Non-cash investing and financing activities:
Operating Partnership units issued in exchange for investment in consolidated joint venture	$—	$130,000,000
Non-controlling interest's contribution for investment in consolidated joint venture	$—	$100,000,000
Accrued offering costs due to affiliates	$504,525	$6,566,618
Net accounts payable and accrued expenses acquired with investment consolidated joint venture	$—	$302,426

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

BGO Industrial Real Estate Income Trust, Inc. (formerly BentallGreenOak Industrial Real Estate Income Trust, Inc.) (the “Company” or “IREIT”) was formed on September 7, 2022 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of BGO IREIT Operating Partnership, L.P., a Delaware limited partnership (“IREIT OP” or the “Operating Partnership”). BGO REIT Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of BentallGreenOak (U.S.) Limited Partnership (the “Adviser” and together with its affiliates “BGO”), owns a special limited partner interest in IREIT OP. IREIT owns 0.62% of IREIT OP. Substantially all of the Company’s business is conducted through IREIT OP. The Company and IREIT OP are externally managed by the Adviser.

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

Non-controlling interests in the consolidated real estate venture of $89 million and $98 million as of December 31, 2024 and December 2023, respectively, are classified within mezzanine equity on the consolidated balance sheet.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of December 31, 2024 and December 31, 2023.

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the consolidated balance sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s consolidated statement of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. As of December 31, 2024 and December 31, 2023, no such impairment occurred.

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

The Company did not have any assets or liabilities requiring fair value measurement on the consolidated balance sheets at December 31, 2024 and December 31, 2023.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with its taxable year ended December 31, 2023. If the Company qualifies for taxation as a REIT, the Company will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to maintain its qualification as a REIT in any taxable year, the Company will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs during the periods ending December 31, 2024 and December 31, 2023. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2024 and December 31, 2023, we do not have a liability for uncertain tax positions.

Tax returns for 2022 and 2023 have been filed and remain subject to examination by tax authorities.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. The Company recorded $0.5 million of offering costs and no organization costs for the year ended December 31, 2024 and $0.2 and $6.6 million of organization costs and offering costs for the period from February 3, 2023 (date of capitalization) through December 31, 2023, respectively.

The Adviser advanced organization and offering expenses incurred on behalf of the Company from September 7, 2022 (formation date) through July 7, 2024, the first anniversary of the commencement of the Offering (including legal, accounting, and other expenses attributable to the organization of the Company, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees). The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 - month period following July 7, 2025, the second anniversary of the commencement of the Offering. After July 7, 2024, the Company will reimburse the Adviser for any organization and offering expenses that it incurs on its behalf as and when incurred.

The Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $7.3 million and $6.8 million as of December 31, 2024 and December 31, 2023, respectively. These organization and offering costs were recorded as a component of due to affiliates in the accompanying consolidated balance sheets as of December 31, 2024 and December 31, 2023. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

Operating Expenses

Operating costs are expensed as incurred and recorded as a component of general and administrative on the Company’s consolidated statements of operations. The Company recognized $3.0 million and $2.7 million of operating expenses for the year ended December 31, 2024 and the period from February 3, 2023 (date of capitalization) through December 31, 2023, respectively.

The Adviser advanced certain of the Company’s operating expenses incurred from September 7, 2022 (formation date) through July 7, 2024, the first anniversary of the commencement of the Offering. The Adviser had accrued approximately $3.8 million and $2.1 million of operating expenses on our behalf as of December 31, 2024 and December 31, 2023, respectively. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following July 7, 2025, the second anniversary of the commencement of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheets. Operating expenses incurred directly by the Company are expensed in the period incurred. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

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

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common stock equivalents outstanding that would have an anti-dilutive effect as a result of the net loss, and accordingly, the weighted average number of shares of common stock outstanding is identical for both basic and diluted shares for the year ended December 31, 2024 and the period from February 3, 2023 (date of capitalization) through December 31, 2023.

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

The investment in unconsolidated real estate ventures on the consolidated balance sheets was $204.9 million and $221.0 million as of December 31, 2024 and 2023, respectively. The net loss from unconsolidated real estate ventures included within the Company’s consolidated statements of operations was $2.3 million and $2.5 million for the year ended December 31, 2024 and the period from February 3, 2023 (date of capitalization) through December 31, 2023, respectively. BGO Client’s (as defined below) 43.5% ownership in the Seed JV included in non-controlling interest in consolidated real estate venture on the consolidated balance sheets was $89.8 million and $98.8 million at December 31, 2024 and December 31, 2023, respectively. BGO Client’s portion of the net loss included in non-controlling interest in consolidated real estate ventures on the Consolidated Statements of Operations was $1.2 million and $1.2 million for the year ended December 31, 2024 and the period from February 3, 2023 (date of capitalization) through December 31, 2023, respectively. The Seed JV classifies its investment in the NorthPoint JV as an equity method investment, which is recorded initially at cost, as investment in unconsolidated entity, and subsequently adjusted for equity in net gain /(loss) and cash contributions and distributions. Equity in net gain /(loss) from unconsolidated entity is allocated based on our ownership or economic interest in the real estate joint venture and includes adjustments related to a basis difference in accounting for the investment. As of December 31, 2024 and 2023, the net unamortized basis difference of $7.3 million and $7.6 million, respectively, between the amount at which our investment is carried and our share of equity in net assets of the underlying properties will be amortized through the equity in gain /(loss) from unconsolidated entity over the remaining life of the underlying items which gave rise to the difference.

SEC Rule 3-09 of Regulation S-X requires that a company include audited financial statements for equity method investees when such investees are individually significant for a company's fiscal year. For the year ended December 31, 2024 and the period from February 3, 2023 (date of capitalization) through December 31, 2023, the income from the Company's investment in the NorthPoint JV was determined to be significant. As a result, NorthPoint JV's audited financial statements for the year ended December 31, 2024 and the year ended December 31, 2023 were included as Exhibit 99.3 and Exhibit 99.2, respectively, in this Annual Report on Form 10-K. The Seed JV classifies investments under the equity method, the investment is recorded initially at cost, as investment in unconsolidated entity, and subsequently adjusted for equity in net gain (loss) and cash contribution and distributions. Equity in net gain (loss) from unconsolidated entity is allocated based on our ownership or economic interest in the real estate joint venture and includes adjustments related to a basis difference in accounting for the investment.

The following tables detail the NorthPoint JV balance sheet and income statement:

	December 31, 2024	December 31, 2023
ASSETS
Current Assets	$17,520,361	$22,393,937
Investment in Real Estate	843,272,314	863,697,252
Other Assets	49,336,699	55,273,578
Total assets	$910,129,374	$941,364,767
LIABILITIES AND EQUITY
Current Liabilities	8,850,784	9,040,724
Long Term Liabilities	581,095,338	585,923,760
Total liabilities	$589,946,122	$594,964,484

Members Equity	$320,183,252	$346,400,283

		For the period from
	Year Ended	July 7, 2023 through
	December 31, 2024	December 31, 2023
Income	$67,488,134	$13,683,342
Building Operating Expenses	(15,430,108)	(3,179,164)
Other Loss	(55,475,057)	(16,299,634)
Net Loss	$(3,417,031)	$(5,795,456)

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class I shares or Class E shares, or Class I units or Class E units of the Operating Partnership. The Class E shares are not subject to the management fee. We incurred $232 of management fees for the year ended December 31, 2024 and no management fees for the period from February 3, 2023 (date of capitalization) through December 31, 2023.

The Special Limited Partner holds a performance participation interest in IREIT OP that entitles it to receive an allocation from BGO IREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark with a Catch-Up (each term as defined in the IREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The Special Limited Partner earned $434 of performance participation interest for the year ended December 31, 2024 and no performance participation interest for the period from February 3, 2023 (date of capitalization) through December 31, 2023.

BentallGreenOak Real Estate US LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) on July 7, 2023 with the Dealer Manager in connection with the Offering.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. There were no upfront selling commissions or dealer manager fees paid during the year ended December 31, 2024 and for the period from February 3, 2023 (date of capitalization) through December 31, 2023.

The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and all or a portion of the stockholder servicing fees will be retained by or paid to, participating broker dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, each such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. The Company does not pay stockholder servicing fee with respect to Class I or E shares. As of December 31, 2024 and 2023, the Company did not pay stockholder servicing fees to the Dealer Manager.

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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of December 31, 2024 and 2023, the Company has not retained an affiliate of the Adviser for any such services.

On July 7, 2023, we compensated each of our non-employee directors, who are not affiliated with the Adviser or BGO, with an initial grant of 15,000 restricted stock units, plus an additional 1,000 restricted stock units to the chairperson of the audit committee. The restricted stock units vested one year from the date of grant and will be settled and paid in Class E shares, at the non-employee director’s election, on the vesting date or on the earlier of a set date in the future or upon the director’s separation from our board of directors. As of December 31, 2024 and 2023, $0.5 million and $0.2 million of restricted stock units had been amortized, respectively.

Additionally, we are compensating each of our non-employee directors with a $50,000 cash retainer and an additional $15,000 for the audit chair for the one-year service period commencing on May 7, 2024, through the date of the 2025 Annual Stockholder Meeting. The cash retainer is payable quarterly in arrears in four quarterly installments. Alternatively, each director may elect to receive all or a portion of their cash retainer in fully vested Class E shares, payable on the same day that the cash retainer would be paid. The number of class E shares would be determined based on the most recently determined net asset value (“NAV”) per Class E share as of the cash retainer stock grant date. Each director will receive cash for the period starting May 7, 2024.

Due to Affiliates

The following table details the components of due to affiliates:

	December 31, 2024	December 31, 2023
Advanced organization and offering costs	$7,261,949	$6,774,399
Advanced operating expenses	3,622,281	2,080,348
Due to advisor - operating expenses incurred	149,616
Accrued performance participation allocation	434	—
Accrued adviser management fees	232	—
Total	$11,034,512	$8,854,747

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

As of December 31, 2024 and 2023, the Company had authority to issue 3.1 billion shares of common stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	600,000,000	$0.01
Class S Shares	600,000,000	$0.01
Class D Shares	600,000,000	$0.01
Class I Shares	600,000,000	$0.01
Class E Shares	600,000,000	$0.01
Total	3,100,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock for the year ended December 31, 2024 and for the period from February 3, 2023 (date of capitalization) to December 31, 2023:

	For the year ended December 31, 2024
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	20,000	20,000
Common stock issued	476	476	476	476	—	1,904
Distribution reinvestment shares issued	12	12	12	12	491	539
Ending balance	488	488	488	488	20,491	22,443

	For the period from February 3, 2023 (date of capitalization) through December 31, 2023
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	—	—
Common stock issued	—	—	—	—	20,000	20,000
Ending balance	—	—	—	—	20,000	20,000

The following table details the aggregate distributions declared for each applicable class of common stock for the year ended December 31, 2024. No distributions were issued for the period from February 3, 2023 (date of capitalization) to December 31, 2023:

	For the year ended December 31, 2024
	Class T	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per share of common stock	$0.2928	$0.2928	$0.2928	$0.2928	$0.2928
Stockholder servicing fee per share of common stock	—	—	—	—	—
Net distributions declared per share of common stock	$0.2928	$0.2928	$0.2928	$0.2928	$0.2928

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

The following table summarizes the non-controlling interest activity for the year ended December 31, 2024 and for the period from February 3, 2023 (date of capitalization) to December 31, 2023:

		For the period from
		February 3, 2023 (date
	For the year ended	of capitalization) through
	December 31, 2024	December 31, 2023
Balance at the beginning of period	$119,432,864	$—
Issuance of Class E Units in OP to Sun Life	—	130,000,000
GAAP loss allocation	(4,052,972)	(4,010,604)
Offering costs	(503,635)	(6,556,532)
Distribution	(3,806,400)	—
Balance at the end of period	$111,069,857	$119,432,864

8. Earnings Per Share

The Company’s net loss and weighted average number of shares outstanding consist of the following:

		For the period from
		February 3, 2023 (date of
	For the year ended	capitalization) through
	December 31, 2024	December 31, 2023
Net loss attributable to BGOIREIT stockholders	$(22,296)	$(6,170)
Weighted-average shares of Class E common stock outstanding, basic and diluted	21,925	20,000

The calculation of basic and diluted net loss per share amounts consist of the following:

		For the period from
		February 3, 2023 (date of
	For the year ended	capitalization) through
Basic and Diluted Net Loss per Share Attributable to BGOIREIT Stockholders	December 31, 2024	December 31, 2023
Numerator:
Net loss attributable to BGOIREIT stockholders	$(22,296)	$(6,170)
Denominator:
Weighted-average shares of common stock outstanding	21,925	20,000
Basic and diluted net loss per share of common stock	$(1.02)	$(0.31)

9. Segment Reporting

On January 1, 2024, the Company adopted the FASB ASU No. 2023–07, Segment Reporting – Improvements to Reportable Segments Disclosures, as amended, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker.

Substantially all of the Company’s real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and Chief Financial Officer. As the Company operates in one reportable segment, the CODMs are provided the consolidated income statement (detailing total revenues, total operating expenses, operating income and net income). This financial report assists the CODMs in assessing the Company’s financial performance and in allocating resources appropriately.

10. Commitments and Contingencies

The Company did not have any forward purchase agreements or other commitments as of December 31, 2024 and 2023.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024 and 2023, the Company was not involved in any material legal proceedings.

11. Subsequent Events

The Company has evaluated all events and transactions that occurred after December 31, 2024 through the issuance of the consolidated financial statements and noted no events have occurred that would require adjustment to disclosures in the consolidated financial statements.