Form 10-Q
period 2025-03-31
BGO Industrial Real Estate Income Trust, Inc.
filed 2025-05-09
CIK 1942722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 20,856 shares of Class E common stock, par value $0.01 per share, outstanding and had 497 shares of each of Class T, S, D, and I common stock, par value $0.01 per share, outstanding.

i

PART I—FINANCIAL INFORMATION

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Balance Sheets

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Investment in unconsolidated real estate ventures	$200,126,435	$204,851,246
Cash and cash equivalents	8,727,182	9,070,558
Total assets	$208,853,617	$213,921,804
LIABILITIES AND EQUITY
Due to affiliates	$11,115,001	$11,034,512
Accounts payable, accrued expenses and other liabilities	1,422,135	1,270,822
Total liabilities	12,537,136	12,305,334

Non-controlling interest in consolidated real estate venture	87,064,390	89,761,368

Equity
Common stock - Class T shares, $0.01 par value per share; 600,000,000 shares authorized; 493 and 488 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Common stock - Class S shares, $0.01 par value per share; 600,000,000 shares authorized; 493 and 488 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Common stock - Class D shares, $0.01 par value per share; 600,000,000 shares authorized; 493 and 488 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Common stock - Class I shares, $0.01 par value per share; 600,000,000 shares authorized; 493 and 488 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Common stock - Class E shares, $0.01 par value per share; 600,000,000 shares authorized; 20,701 and 20,491 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	207	205
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; 125 and no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	827,965	819,979
Accumulated deficit and cumulative distributions	(43,171)	(34,960)
Total stockholder's equity	785,022	785,245
Non-controlling interest attributable to Operating Partnership unit holders	108,467,069	111,069,857
Total equity	109,252,091	111,855,102
Total liabilities and equity	$208,853,617	$213,921,804

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2025	2024
Expenses
General and administrative	$426,872	$1,217,378
Total expenses	426,872	1,217,378

Other income (expense)
Income (loss) from unconsolidated real estate ventures	(1,274,811)	(723,361)
Total other income (expense)	(1,274,811)	(723,361)

Net loss	$(1,701,683)	$(1,940,739)
Net loss attributable to non-controlling interest in consolidated real estate venture	588,283	346,395
Net loss attributable to non-controlling interest in Operating Partnership	1,107,788	1,588,134
Net income (loss) attributable to stockholders	$(5,612)	$(6,210)

Net income (loss) per share of common stock, basic and diluted	$(0.25)	$(0.29)
Weighted-average shares of common stock outstanding - basic and diluted	22,597	21,270

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

	Par Value
								Accumulated		Non-Controlling
							Additional	Deficit and	Total	Interests in
	Common	Common	Common	Common	Common	Preferred	Paid In	Cumulative	Stockholders'	Operating
	Stock Class E	Stock Class D	Stock Class I	Stock Class S	Stock Class T	Stock	Capital	Distributions	Equity	Partnership	Total Equity
Balance at January 1, 2024	$200	$—	$—	$—	$—	$—	$412,782	$(6,170)	$406,812	$119,432,864	$119,839,676
Common stock issued	—	5	5	5	5	1	144,979	—	145,000	—	145,000
Net loss	—	—	—	—	—	—	—	(6,210)	(6,210)	(1,588,134)	(1,594,344)
Offering costs	—	—	—	—	—	—	(19,043)	—	(19,043)	(19,242)	(38,285)
Amortization of restricted stock grants	—	—	—	—	—	—	114,685	—	114,685	—	114,685
Balance at March 31, 2024	$200	$5	$5	$5	$5	$1	$653,403	$(12,380)	$641,244	$117,825,488	$118,466,732

	Par Value
								Accumulated		Non-Controlling
							Additional	Deficit and	Total	Interests in
	Common	Common	Common	Common	Common	Preferred	Paid In	Cumulative	Stockholders'	Operating
	Stock Class E	Stock Class D	Stock Class I	Stock Class S	Stock Class T	Stock	Capital	Distributions	Equity	Partnership	Total Equity
Balance at January 1, 2025	$205	$5	$5	$5	$5	$1	$819,979	$(34,960)	$785,245	$111,069,857	$111,855,102
Distributions declared on common stock	—	—	—	—	—	—	—	(2,599)	(2,599)	—	(2,599)
Distribution reinvestments	2	—	—	—	—	—	2,529	—	2,531	—	2,531
Net loss	—	—	—	—	—	—	—	(5,612)	(5,612)	(1,107,788)	(1,113,400)
Amortization of restricted stock grants	—	—	—	—	—	—	5,457	—	5,457	—	5,457
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,495,000)	(1,495,000)
Balance at March 31, 2025	$207	$5	$5	$5	$5	$1	$827,965	$(43,171)	$785,022	$108,467,069	$109,252,091

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months	For the Three Months
	Ended March 31, 2025	Ended March 31, 2024
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss	$(1,701,683)	$(1,940,739)
Adjustments to reconcile net loss to net cash provided by operating activities
Cash distributions received from investment in unconsolidated real estate ventures	3,450,000	3,450,000
Net loss from unconsolidated real estate ventures	1,274,811	723,361
Amortization of restricted stock grants	5,457	114,685
Change in assets and liabilities
Increase in due to affiliates	80,489	1,025,750
Increase in accounts payable, accrued liabilities & other liabilities	151,245	25,942
Net cash provided by operating activities	3,260,319	3,398,999
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	145,000
Offering costs paid	—	(19,010)
Distributions to non-controlling interest in consolidated joint ventures	(2,108,695)	(2,173,911)
Distributions to non-controlling interests in Operating Partnership	(1,495,000)	—
Net cash used in financing activities	(3,603,695)	(2,047,921)
Net change in cash and cash equivalents	(343,376)	1,351,078
Cash and cash equivalents, beginning of period	9,070,558	6,916,335
Cash and cash equivalents, end of period	$8,727,182	$8,267,413

Non-cash investing and financing activities:
Accrued offering costs due to affiliates	$—	$19,275

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

1. Organization and Business Purpose

BGO Industrial Real Estate Income Trust, Inc. (formerly BentallGreenOak Industrial Real Estate Income Trust, Inc.) (the “Company” or “IREIT”) was formed on September 7, 2022 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the year ended December 31, 2023. The Company was organized to invest primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of BGO IREIT Operating Partnership LP, a Delaware limited partnership (“IREIT OP” or the “Operating Partnership”). BGO REIT Special Limited Partner LP (the “Special Limited Partner”), an affiliate of BentallGreenOak (U.S.) Limited Partnership (the “Adviser” and together with its affiliates “BGO”), owns a special limited partner interest in IREIT OP. IREIT owns 0.64% of IREIT OP. Substantially all of the Company’s business is conducted through IREIT OP. The Company and IREIT OP are externally managed by the Adviser.

2. Capitalization

On February 3, 2023, the Company was capitalized with a $0.2 million investment by the Adviser, in exchange for 20,000 shares of the Company’s common stock, which were subsequently transferred to an affiliate of the Adviser. The Adviser, or its affiliate, has agreed to not sell, transfer or dispose of such shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

The Company filed a Registration Statement on Form S-11 to register with the Securities and Exchange Commission (“SEC”) an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s net asset value (“NAV”) of the Company per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 7, 2023.

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

March 31, 2025

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Form 10-K for the year ended 2024 filed with the SEC on March 24, 2025.

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

Non-controlling interests in consolidated real estate venture of $87.1 million and $89.8 million as of March 31, 2025 and December 31, 2024, respectively, are classified within mezzanine equity on the Consolidated Balance Sheets.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of March 31, 2025 and December 31, 2024.

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. As of March 31, 2025 and December 31, 2024, no such impairment occurred.

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

March 31, 2025

estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The Company did not have any assets or liabilities requiring fair value measurement on the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs during the periods ending March 31, 2025 and December 31, 2024. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of March 31, 2025 and December 31, 2024, we did not have a liability for uncertain tax positions.

The tax returns for 2022, 2023 and 2024 have been filed and remain subject to examination by tax authorities.

Organization and Offering Expenses (“O&O Expenses”)

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred. The Company recognized no organization and offering costs for the three months ended March 31, 2025. The Company recognized no organization costs and $0.0 million offering costs for the three months ended March 31, 2024.

The Adviser advanced organization and offering expenses incurred on behalf of the Company from September 7, 2022 (formation date) through July 7, 2024, the first anniversary of the commencement of the Offering (including legal, accounting, and other expenses attributable to the organization of the Company, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees). The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following July 7, 2025, the second anniversary of the commencement of the Offering. After July 7, 2024, the Company reimburses the Adviser for any organization and offering expenses that it incurs on its behalf as and when incurred.

The Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $7.3 million and $6.8 million as of March 31, 2025 and 2024, respectively. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

Operating Expenses

Operating costs are expensed as incurred and recorded as a component of general and administrative on the Company’s Consolidated Statements of Operations. The Company recognized $0.4 million and $1.0 million of operating expenses for the three months ended March 31, 2025 and 2024, respectively.

The Adviser advanced certain of the Company’s operating expenses incurred from September 7, 2022 (formation date) through July 7, 2024, the first anniversary of the commencement of the Offering. The Adviser had accrued approximately $3.8 million and $3.1 million of operating expenses on our behalf as of March 31, 2025 and 2024, respectively. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following July 7, 2025, the second anniversary of the commencement of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the Consolidated Balance Sheets. Operating expenses incurred directly by the Company are expensed in the period incurred. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, Class E and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company may modify, suspend or terminate the share repurchase plan.

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

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common stock equivalents outstanding that would have an anti-dilutive effect as

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

a result of the net loss for the three months ended March 31, 2025, and 2024. Accordingly, the weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

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

The investment in unconsolidated real estate ventures on the Consolidated Balance Sheets was $200.1 million and $204.9 million as of March 31, 2025, 2024 and December 31, 2024, respectively. The net loss from unconsolidated real estate ventures included within the Company’s Consolidated Statements of Operations was $1.3 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. BGO Client’s (as defined below) 43.5% ownership in the Seed JV included in non-controlling interest in consolidated real estate venture on the Consolidated Balance Sheets is $87.1 million and $89.8 million at March 31, 2025 and December 31, 2024, respectively. BGO Client’s portion of the net loss included in non-controlling interest in consolidated real estate ventures on the Consolidated Statements of Operations was $0.6 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The Seed JV classifies its investment in the NorthPoint JV as an equity method investment, which is recorded initially at cost, as investment in unconsolidated entity, and subsequently adjusted for equity in net gain /(loss) and cash contributions and distributions. Equity in net gain /(loss) from unconsolidated entity is allocated based on our ownership or economic interest in the real estate joint venture and includes adjustments related to a basis difference in accounting for the investment. As of March 31, 2025 and December 31, 2024, the net unamortized basis difference of $7.3 million and $7.3 million, respectively, between the amount at which our investment is carried and our share of equity in net assets of the underlying properties will be amortized through the equity in gain /(loss) from unconsolidated entity over the remaining life of the underlying items which gave rise to the difference.

The following tables detail the NorthPoint JV balance sheet and income statement:

	March 31, 2025	December 31, 2024
ASSETS
Current Assets	$17,111,234	$17,520,361
Investment in Real Estate	837,502,158	843,272,314
Other Assets	46,862,785	49,336,699
Total assets	$901,476,177	$910,129,374
LIABILITIES AND EQUITY
Current Liabilities	7,347,057	8,850,784
Long Term Liabilities	579,787,110	581,095,338
Total liabilities	$587,134,167	$589,946,122

Members Equity	$314,342,010	$320,183,252

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Income	$16,619,605	$17,316,088
Building Operating Expenses	(4,696,793)	(4,573,371)
Other Loss	(13,964,051)	(13,753,053)
Net Loss	$(2,041,239)	$(1,010,336)

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class I shares or Class E shares, or Class I units or Class E units of the Operating Partnership. The Class E shares are not subject to the management fee. We incurred $63 and $41 of management fees for the three months ended March 31, 2025 and 2024, respectively.

The Special Limited Partner holds a performance participation interest in IREIT OP that entitles it to receive an allocation from BGO IREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark with a Catch-Up (each term as defined in the IREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The Special Limited Partner earned no performance participation interest for the three months ended March 31, 2025 and earned $46 of performance participation allocation for the three months ended March 31, 2024.

BentallGreenOak Real Estate US LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) on July 7, 2023 with the Dealer Manager in connection with the Offering.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. There were no upfront selling commissions or dealer manager fees paid during the three months ended March 31, 2025 and 2024.

The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and all or a portion of the stockholder servicing fees will be retained by or paid to, participating broker dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, each such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. The Company does not pay stockholder servicing fee with respect to Class I or E shares. As of March 31, 2025 and December 31, 2024, the Company did not pay stockholder servicing fees to the Dealer Manager.

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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of March 31, 2025 and December 31, 2024, the Company has not retained an affiliate of the Adviser for any such services.

On July 7, 2023, we compensated each of our non-employee directors, who are not affiliated with the Adviser or BGO, with an initial grant of 15,000 restricted stock units, plus an additional 1,000 restricted stock units to the chairperson of the audit committee. The restricted stock units vested 7, 2024, and at the non-employee director’s election, either (i) were settled and paid in Class E shares on the vesting date or (ii) will be settled and paid in Class E shares on the earlier of a set date in the future or upon the director’s separation from our board of directors. As of March 31, 2025 and December 31, 2024, $0.5 million of restricted stock units had been amortized.

Additionally, we are compensating each of our non-employee directors with a $50,000 cash retainer and an additional $15,000 for the audit chair for the one-year service period commencing on May 7, 2024, through the date of the 2025 Annual Stockholder Meeting. The cash retainer is payable quarterly in arrears in four quarterly installments. Alternatively, each director may elect to receive all or a portion of their cash retainer in fully vested Class E shares, payable on the same day that the cash retainer would be paid. The number of class E shares would be determined based on the most recently determined NAV per Class E share as of the cash retainer stock grant date. Each director has elected to receive Class E shares for the period starting May 7, 2024.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

Due to Affiliates

The following table details the components of due to affiliates:

	March 31, 2025	December 31, 2024
Advanced organization and offering costs	$7,278,922	$7,261,949
Advanced operating expenses	3,625,739	3,622,281
Due to advisor - operating expenses incurred	209,611	149,616
Accrued performance participation allocation	434	434
Accrued adviser management fees	295	232
Total	$11,115,001	$11,034,512

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

As of March 31, 2025 and December 31, 2024, the Company had authority to issue 3.1 billion shares of common stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	600,000,000	$0.01
Class S Shares	600,000,000	$0.01
Class D Shares	600,000,000	$0.01
Class I Shares	600,000,000	$0.01
Class E Shares	600,000,000	$0.01
Total	3,100,000,000

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock for the three months ended March 31, 2025:

	For the three months ended March 31, 2025
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	488	488	488	488	20,491	22,443
Common stock issued	—	—	—	—	—	—
Distribution reinvestment shares issued	5	5	5	5	210	230
Ending balance	493	493	493	493	20,701	22,673

The following table details the movement in the Company’s outstanding shares of common stock for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	20,000	20,000
Common stock issued	476	476	476	476	—	1,905
Ending balance	476	476	476	476	20,000	21,905

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2025. No distributions were issued for the three months ended March 31, 2024:

	For the three months ended March 31, 2025
	Class T	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per share of common stock	$0.1150	$0.1150	$0.1150	$0.1150	$0.1150
Stockholder servicing fee per share of common stock	—	—	—	—	—
Net distributions declared per share of common stock	$0.1150	$0.1150	$0.1150	$0.1150	$0.1150

Series A Preferred Stock

On January 5, 2024, the Company filed Articles Supplementary to its charter, which set forth the rights, preferences and privileges of its 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). On January 8, 2024, the Company sold 125 shares of its Series A Preferred Stock at a purchase price of $1,000 per share in a private placement exempt from registration for aggregate gross proceeds of $125,000. The offering of Series A Preferred Stock was effected for the purpose of having at least 100 stockholders to satisfy one of the qualifications the Company must meet in order to qualify as a real estate investment trust under the Code.

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

March 31, 2025

The Company’s non-controlling interest in Operating Partnership units is not redeemable and is therefore recorded at the carrying amount, adjusted for its share of the allocation of income or loss and dividends.

The following table summarizes the non-controlling interest activity for the three months ended March 31, 2025 and 2024:

	For the Three Months	For the Three Months
	Ended March 31, 2025	Ended March 31, 2024
Balance at the beginning of period	$111,069,857	$119,432,864
Issuance of Class E Units in OP to Sun Life	—	—
GAAP loss allocation	(1,107,788)	(1,588,134)
Offering costs	—	(19,242)
Distribution	(1,495,000)	—
Total	$108,467,069	$117,825,488

8. Earnings Per Share

The Company’s net loss and weighted average number of shares outstanding consist of the following:

	For the Three Months	For the Three Months
	Ended March 31, 2025	Ended March 31, 2024
Net loss attributable to BGOIREIT stockholders	$(5,612)	$(6,210)
Weighted-average shares of common stock outstanding, basic and diluted	22,597	21,270

The calculation of basic and diluted net loss per share amounts consist of the following:

	For the Three Months	For the Three Months
Basic and Diluted Net Loss per Share Attributable to BGOIREIT Stockholders	Ended March 31, 2025	Ended March 31, 2024
Numerator:
Net loss attributable to BGOIREIT stockholders	$(5,612)	$(6,210)
Denominator:
Weighted-average shares of common stock outstanding	22,597	21,270
Basic and diluted net loss per share of common stock	$(0.25)	$(0.29)

9. Commitments and Contingencies

The Company did not have any forward purchase agreements or other commitments as of March 31, 2025 and December 31, 2024.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

10. Other Assets and Liabilities

The following table summarized the components of accounts payable, accrued expenses and other liabilities:

	March 31, 2025	March 31, 2024
Accrued expenses	$911,646	$356,594
Distributions payable	510,489	—
Total	$1,422,135	$356,594

11. Segment Reporting

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

12. Subsequent Events

The Company has evaluated all events and transactions that occurred after March 31, 2025 through the issuance of the consolidated financial statements and noted there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements.

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

Overview

We are a Maryland corporation formed on September 7, 2022. We were formed to be a pure-play industrial REIT, through investing primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States. To a lesser extent, the Company will also invest in real estate-related assets, including real estate debt and real estate-related securities. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

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

We elected to be taxed as a REIT for federal income tax purposes, commencing with the year ended December 31, 2023. We own, and plan to continue to own, all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.

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

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 7, 2024. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2025. Following July 7, 2024, we reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred. As of March 31, 2025, the Adviser had accrued approximately $7.3 million of organization and offering expenses on our behalf. In addition, the Adviser advanced on our behalf certain of our corporate-level operating expenses but excluding investment-related expenses and financing expenses through July 7, 2024. We will reimburse the Adviser for such advanced operating expenses ratably over the 60 months following July 7, 2025. Following July 7, 2024, we reimburse the Adviser for any operating expenses that it incurs on our behalf as and when incurred.

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

On February 3, 2023, we were capitalized with a $200,000 investment by the Adviser in exchange for 20,000 shares of our common stock. The Adviser has agreed to not sell, transfer or dispose of such shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for us. On February 1, 2024, an affiliate of the Adviser acquired 476 Class T shares, 476 Class S shares, 476 Class D shares and 476 Class I shares in exchange for $5,000 for each share class and a total of $20,000.

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

Investments

On July 7, 2023, the Company, entered into a Contribution Agreement (the “Contribution Agreement”) with Sun Life (U.S.) HoldCo 2020, Inc., a Delaware corporation (“Sun Life”) and an affiliate of Sun Life Financial Inc., BGO Genesis Holding LLC, a Delaware limited liability company, and BGO IREIT Operating Partnership LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”), pursuant to which Sun Life contributed its 56.5% interest in a joint venture (the “Seed Joint Venture”) that indirectly owns a portfolio of industrial assets (the “Seed Portfolio”) to the Company in exchange for 13,000,000 Class E units of the Operating Partnership at a price per unit equal to $10.00 (the “Seed JV Acquisition”). The purchase price of the Seed Joint Venture is equal to $130 million, which represents the aggregate capital contributions made by Sun Life in respect of the Seed Joint Venture. As of March 31, 2025, the estimated gross asset value of the Seed Portfolio was approximately $971 million (inclusive of cash on hand and the value of certain debt). The Company’s 56.5% interest in the Seed Joint Venture represents an indirect 34.2% ownership interest in the Seed Portfolio.

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

The table below sets forth certain summary information regarding the Seed Portfolio.

						Real Estate
			Number of	Total	Real Estate	Value Per		Occupied
Property	Market	Sector	Buildings	Square Feet	Value(1)	Square Foot	Year Built	Rate(2)
Hazelwood Tradeport	St. Louis	Industrial	9	3,796,011	$389,600,000	$103	2018 - 2023	100%
West Chester Trade Center	Cincinnati	Industrial	9	2,343,109	$252,100,000	$108	2019 - 2022	100%
Horizons Industrial	Kansas City	Industrial	10	2,520,932	$248,100,000	$98	2012 - 2021	92%
Heartland 94	Chicago MSA	Industrial	1	757,281	$66,600,000	$88	2022	100%
Total Average			29	9,417,333	$956,400,000	$102		95%
(1)	Real Estate Value represents the appraised value of each property included in the Seed Portfolio as of March 31, 2025.
(2)	Occupied Rate includes all leased square footage as of March 31, 2025.

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

Results of Operations

The following table sets forth information regarding our consolidated results of operations:

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2025	2024
Expenses
General and administrative	$426,872	$1,217,378
Total expenses	426,872	1,217,378

Other income (expense)
Income (loss) from unconsolidated real estate ventures	(1,274,811)	(723,361)
Total other income (expense)	(1,274,811)	(723,361)

Net loss	$(1,701,683)	$(1,940,739)
Net loss attributable to non-controlling interest in consolidated real estate venture	588,283	346,395
Net loss attributable to non-controlling interest in Operating Partnership	1,107,788	1,588,134
Net income (loss) attributable to stockholders	$(5,612)	$(6,210)

Net income (loss) per share of common stock, basic and diluted	$(0.25)	$(0.29)
Weighted-average shares of common stock outstanding - basic and diluted	22,597	21,270

General and Administrative Expenses

During the three months ended March 31, 2025, general and administrative expenses were $0.4 million and consisted of operating expenses related to general corporate matters, such as professional fees, legal fees and insurance premiums.

During the three months ended March 31, 2024, general and administrative expenses were $1.2 million and consisted of operating expenses related to general corporate matters, such as professional fees, legal fees and insurance premiums.

The decrease in general and administrative expenses was primarily driven by a decrease in professional fees.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three months ended March 31, 2025, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $0.6 million due to the 43.5% non-controlling interest in the Seed Portfolio.

During the three months ended March 31, 2024, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $0.3 million due to the 43.5% non-controlling interest in the Seed Portfolio.

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

The following table presents a reconciliation of net loss attributable to IREIT stockholders to FFO, AFFO and FAD attributable to IREIT stockholders:

Three Months Ended
March 31, 2025
Net Loss attributable to stockholders	$(5,612)
Adjustments to arrive at FFO:
Depreciation and amortization	3,002,756
Amount attributable to non-controlling interests for above adjustments	(2,983,559)
FFO attributable to stockholders	$13,585
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(76,458)
Amortization of restricted stock awards	5,457
Amortization of above and below-market lease intangibles	(403,143)
Amount attributable to non-controlling interests for above adjustments	471,112
AFFO attributable to stockholders	$10,553
Adjustments to arrive at FAD:
Management fee	63
FAD attributable to stockholders	$10,616

Net Asset Value

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for additional information about how our NAV is determined. The following table provides a breakdown of the components of NAV at IREIT OP:

Components of Operating Partnership NAV	March 31, 2025
Cash and cash equivalents	$8,727,182
Restricted cash	—
Investments in unconsolidated real estate ventures	248,305,902
Other assets	—
Subscriptions received in advance	—
Accrued stockholder servicing fees	—
Due to affiliates	(243,945)
Accounts payable and accrued expenses	(1,410,203)
Non-controlling interest in consolidated real estate venture	(108,011,983)
Net Asset Value	$147,366,953
Number of outstanding shares	13,070,588

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2025:

	Class T	Class S	Class D	Class I	Class E	Third Party	Preferred	Restricted
NAV Per Share	Shares	Shares	Shares	Shares	Shares	Operating Units	Stock	Stock	Total
Net asset value	$5,009	$5,009	$5,009	$5,009	$215,916	$146,520,034	$105,990	$504,975	$147,366,951
Number of outstanding shares	493.17	493.17	493.17	493.17	20,701.22	13,000,000	125	47,789	13,070,588
NAV Per Share as of March 31, 2025	$10.16	$10.16	$10.16	$10.16	$10.43	$11.27

Reconciliation of Equity to NAV	March 31, 2025
Equity under U.S. GAAP	$109,252,091
Adjustments:	—
Accrued stockholder servicing fee	—
Organization and offering costs	7,278,922
Unrealized appreciation on unconsolidated real estate ventures	16,109,799
GAAP depreciation included in net loss from unconsolidated real estate ventures	32,069,668
Operating expenses advanced through March 31, 2025	3,591,567
Change in non-controlling interests in consolidated real estate venture	(20,947,594)
NAV	$147,354,453

The valuations of our real estate properties were provided by third party appraisers and/or the independent valuation advisor in accordance with our valuation procedures. The independent valuation advisor reviewed appraisals provided by the third party appraisers, and the Adviser reviewed the appraisals from both the third-party appraisers and/or the independent valuation advisor. The weighted average of certain key assumptions from the discounted cash flow analysis of the respective appraisal reports as of March 31, 2025 are set forth in the following table:

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

		Increase
		(Decrease) to the
	Hypothetical	NAV of Real
Input	Change	Properties
Discount Rate	0.25% decrease	4.6%
(weighted average)	0.25% increase	(4.4)%
Exit Capitalization Rate	0.25% decrease	6.4%
(weighted average)	0.25% increase	(5.9)%

The Adviser agreed to advance organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 7, 2024. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2025. Following July 7, 2024, we reimburse the Adviser for all advanced operating expenses rit incurs on our behalf as and when incurred.

Cash Flows

Cash flows provided by operating activities of $3.3 million and $3.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively, were driven by cash distributions received from investment in unconsolidated real estate ventures.

Cash flows used in financing activities totaled $3.6 million and $2.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively, were primarily due to cash distributions to non-controlling interest.

Distributions

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share. For the three months ended March 31, 2025 we declared distributions of $1.5 million of which 99.8% was distributable in cash. For the three months ended March 31, 2024 no distributions were declared.

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

Income Taxes

The Company qualifies to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2023. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this March 31, 2025 Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and under the heading “Risk Factors” in our prospectus dated April 30, 2025, as supplemented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On July 7, 2023, our Registration Statement on Form S-11 (File No. 333-271906), with respect to the Offering, was declared effective under the Securities Act. On September 30, 2024, an affiliate of the Adviser acquired 476 Class T shares, 476 Class S shares, 476 Class D shares and 476 Class I shares in exchange for $5,000 for each share class and a total of $20,000. No other shares of our common stock have been sold in our Offering.

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

During the three months ended March 31, 2025, we did not repurchase shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

BGO Industrial Real Estate Income Trust, Inc.

Date: May 9, 2025	By:	/s/ Clint Hinds
Clint Hinds
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Lori Biancamano
Lori Biancamano
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)