Form 10-K
period 2025-12-31
BGO Industrial Real Estate Income Trust, Inc.
filed 2026-03-20
CIK 1942722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-56754

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

Securities registered pursuant to Section 12(g) of the Act: Class I Common Stock

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

As of March 20, 2026, the registrant had 21,672 shares of Class E common stock, $0.01 par value per share, outstanding and had 517 shares of each of Class T, S, D, and I common stock, $0.01 par value per share, outstanding.

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

●	We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
●	Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common stock or units of BGO IREIT Operating Partnership LP (the "Operating Partnership") to the BGO REIT Special Limited Partner LP (the "Special Limited Partner", an affiliate of BGO), the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources.
●	The purchase and repurchase price for shares of our common stock are generally based on our prior month’s net asset value ("NAV") and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective, and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
●	We are dependent on BentallGreenOak (U.S.) Limited Partnership (the "Adviser"), as well as the persons and firms the Adviser retains to provide services on our behalf, to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and other BGO Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
●	Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
●	There are limits on the ownership and transferability of our shares.

●	While our investment strategy is to invest in a diversified portfolio of primarily stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in us, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
●	Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
●	We have qualified and intend to continue to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
●	The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
●	Investing in commercial real estate assets involves certain risks, including but not limited to tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
●	Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates and fluctuations in the average occupancy; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties; inflation, interest rate changes and supply chain disruptions; and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental laws.
●	Our portfolio is currently concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that asset or geography.
●	Competition for investment opportunities may reduce our profitability and the return on your investment.

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

The Company is authorized to issue it preferred stock and each of its five classes of shares of its common stock (Class T shares, Class S shares, Class D shares, Class I shares and Class E shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of our common stock will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. The Company previously filed a Registration Statement on Form S-11 related to the offering of its Class T shares, Class S shares, Class D shares and Class I shares of common stock, which was initially declared effective by the SEC on July 7, 2023 (the “Offering”). The Offering was subsequently deregistered, effective August 4, 2025. On February 1, 2024, an affiliate of the Adviser acquired 476 Class T shares, 476 Class S shares, 476 Class D shares and 476 Class I shares in exchange for $5,000 for each share class and a total of $20,000. All current shareholders have opted into the dividend reinvestment plan. As of March 20, 2026, we have no other Class T, S, D or I shares outstanding.

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

Our Adviser

We are externally managed by our adviser, BentallGreenOak (U.S.) Limited Partnership, a Delaware limited partnership. The Adviser is an affiliate of BGO, our sponsor. BGO is a leading, global real estate investment management advisor and a recognized provider of real estate services, with a long-standing track record in the investment and asset management of industrial, office, retail and multi-family property globally. The Adviser provides investment management services to more than 750 institutional investors with approximately $90.4 billion of assets under management, as of December 31, 2025. BGO has offices in 25 cities across 12 countries, which BGO believes provides access to deep local knowledge, experience, and extensive networks in the regions where the Adviser invests and manages real estate.

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

Our Taxation as a REIT

We have qualified and intend to continue to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2023. As a REIT, we generally will not be subject to U.S. federal income tax on our earnings to the extent we distribute 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws.

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

We have a limited operating history and may not be able to achieve our investment objectives. Other than our acquisition of the Seed Joint Venture, we have not made any investments in real estate or otherwise and do not own any properties or have any operations or financing from sources other than from the Adviser or its affiliates. We cannot assure you that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or disruptions in the public securities markets (including as a result of inflation and higher interest rates), market volatility (such as the recent U.S. and global stock market selloff from the U.S. President’s imposition of certain tariffs), trade conflict, civil unrest, national and international security events, war (including the ongoing conflict in Ukraine and the Middle East), extreme weather events (including climate change, hurricanes, wildfires, earthquakes or floods) or the spread of infectious illness, pandemics or other public health emergencies, could cause our stockholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.

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

We commenced paying distributions in May 2024 and have paid distributions each month since such date. Any distributions we make will be at the discretion of our board of directors, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10- K. We may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

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

Holders of shares of our common stock do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 3,100,000,000 shares of capital stock, of which 3,000,000,000 shares are classified as common stock, of which 600,000,000 shares are classified as Class T shares, 600,000,000 shares are classified as Class S shares, 600,000,000 shares are classified as Class D shares and 600,000,000 are classified as Class I shares, and 100,000,000 shares are classified as preferred stock, of which 125 are designated as Series A Preferred Stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in this offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares of our common stock in this or future public offerings; (2) issue shares of our common stock or Operating Partnership units in one or more private offerings; (3) issue shares of our common stock or Operating Partnership units upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or distribution on the performance participation allocation; (5) issue shares of our common stock or Operating Partnership units to sellers of properties we acquire; or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase shares in this offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional Operating Partnership units after you purchase shares in this offering, your percentage ownership interest in our assets will be diluted. Because certain classes of Operating Partnership units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares of common stock or their interests in the underlying assets held by the Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common Operating Partnership units, which correspond to the common stock held by our stockholders. Certain Operating Partnership units may have different and preferential rights to the terms of the common Operating Partnership units that correspond to the common stock held by our stockholders.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”). While we have not fully integrated the use of AI in its business currently, we could integrate it in the future and at this time cannot fully determine the impact of such evolving technology to our industry or business.

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

In addition, severe public health events may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening employees’ well‐being and morale and interrupting business activities. In addition, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions.

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

Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

The Trump administration has furthered its intention to implement significant changes to the size of the federal government and to various other government policies. The potential downsizing of the federal government workforce and shutting down or defunding of certain government agencies (or offices thereof), including of federal agencies tasked with protecting investors, could introduce market instability, reduce investor confidence, and weaken investor protection. Moreover, the Trump administration’s signaled changes to government policy with respect to tax, immigration, labor, infrastructure, energy, education, business regulations (including U.S. anti-corruption policies), international relations and international economic development could create uncertainty and volatility for us and our investments. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect us, our investments, or their respective financial performance. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect the financial performance of the Company and its investments. However, while certain countries may agree to trade deals to address disputes with other countries, certain trade disputes may remain unresolved, which can be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international or domestic markets, trade agreements and/or other existing cross-border cooperation agreements (whether economic, tax, fiscal, legal, regulatory or otherwise). While certain disputes have had negative economic consequences on U.S. markets, if trade-related issues persist, including as a result of geo-political tensions, to the extent that this trade dispute escalates into a “trade war” between the U.S. and one or more countries, including China, there could be additional significant impacts on the industries in which we participate.

Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know the impact of them.

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

Our investments in real estate assets are concentrated in the industrial warehouse and logistics sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified. In addition to general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. For example, the Seed Portfolio is geographically concentrated in the Midwest region of the United States, with properties in the following markets (which accounted for the percentage indicated, based on the NAV as of December 31, 2025): St. Louis, MO (41%); Kansas City, MO (26%); Cincinnati, OH (26%); and Chicago MSA (7%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. While we intend to diversify our portfolio by geography and investments over time, our portfolio may be heavily concentrated at any time, and in particular during the Ramp-Up Period, in only a limited number of geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment or adverse economic or business conditions affecting a particular geography. Investors have no assurance as to the degree of diversification in our investments by geographic region.

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

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal income tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without materially adversely affecting returns to our stockholders. These restrictions could materially adversely affect our results of operations and financial condition.

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

In March 2024, the SEC adopted extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The final rule requires registrants to include prescribed climate-related information in their registration statements and annual reports substantially beyond what is currently required, including data regarding information regarding climate-related risks and opportunities and related financial impacts, governance and strategy. Unless challenges to the rule prevail, as a non-accelerated filer, we will be subject to the requirements commencing with the year ending December 31, 2027. In addition, in 2021, the SEC established an enforcement task force to look into sustainability practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on sustainability disclosures not matching actual investment processes. At the state level, in 2023, California enacted legislation that will ultimately, unless legal challenges prevail, require certain companies that (i) do business in California, to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims, to provide enhanced disclosures around the achievement of such claims.

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

We have qualified and expect to operate so as to continue to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify to be taxed as a REIT. If we fail to qualify to be taxed as a REIT in any tax year, then:

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition and therefore, may be treated as recognizing income effectively connected with the conduct of a U.S. trade or business. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT and we have no obligation to qualify as such under our governing documents. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non- REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the effective tax rate on such dividends. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

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

The Vice President, IT Security has extensive experience in cybersecurity and technology and is responsible for all aspects of cybersecurity across the Adviser. He has a has more than 26 years of experience in diversified information technology and security. He holds a Bachelor's degree in Electronics and Communication Engineering. He possesses industry-recognized certifications such as CISSP, CRISC, and CISM.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offerings of Common Stock

Pursuant to our charter, we are authorized to issue preferred stock and each of our five classes of shares of our common stock: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. As of March 20, 2026, we had 1 holder of each of our Class E, Class T, Class S, Class D and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance participation interest, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established trading market for our common stock. Our Class E shares are not subject to a management fee or performance participation interest.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	—

For the year ended December 31, 2025, we did not incur upfront selling commissions or dealer manager fees.

The Dealer Manager, a registered broker dealer affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares or Class E shares. For the year ended December 31, 2025, the stockholder servicing fee was waived. Because we did not receive proceeds from the Offering for the year ended December 31, 2025, the ratio of the cost of raising equity capital to the gross amount of equity capital raised is not applicable.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be paid to participating broker-dealers. Through December 31, 2025, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

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

The following table presents our monthly NAV per share for each of the five classes of shares for the period from February 3, 2023 (date of capitalization) through December 31, 2025:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
July 31, 2023	$—	$—	$—	$—	$10.71
August 31, 2023	—	—	—	—	10.76
September 30, 2023	—	—	—	—	10.98
October 31, 2023	—	—	—	—	10.98
November 30, 2023	—	—	—	—	10.75
December 31, 2023	—	—	—	—	10.50
January 31, 2024	10.48	10.48	10.48	10.48	10.48
February 29, 2024	10.54	10.54	10.54	10.54	10.53
March 31, 2024	10.54	10.54	10.54	10.54	10.57
April 30, 2024	10.54	10.54	10.54	10.54	10.59
May 31, 2024	10.49	10.49	10.49	10.49	10.56
June 30, 2024	10.41	10.41	10.41	10.41	10.49
July 31, 2024	10.35	10.35	10.35	10.35	10.49
August 31, 2024	10.36	10.36	10.36	10.36	10.52
September 30, 2024	10.44	10.44	10.44	10.44	10.63
October 31, 2024	10.30	10.30	10.30	10.30	10.48
November 30, 2024	10.30	10.30	10.30	10.30	10.50
December 31, 2024	11.03	11.03	11.03	11.03	11.38
January 31, 2025	10.84	10.84	10.84	10.84	11.18
February 28, 2025	10.30	10.30	10.30	10.30	10.57
March 31, 2025	10.16	10.16	10.16	10.16	10.43
April 30, 2025	9.95	9.95	9.95	9.95	10.31
May 31, 2025	9.90	9.90	9.90	9.90	10.28
June 30, 2025	9.91	9.91	9.91	9.91	10.30
July 31, 2025	9.84	9.84	9.84	9.84	10.24
August 31, 2025	9.82	9.82	9.82	9.82	10.22
September 30, 2025	9.76	9.76	9.76	9.76	10.18
October 31, 2025	9.72	9.72	9.72	9.72	10.15
November 30, 2025	9.69	9.69	9.69	9.69	10.13
December 31, 2025	9.61	9.61	9.61	9.61	10.05

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2025:

Components of Operating Partnership NAV	December 31, 2025
Cash and cash equivalents	$8,719,611
Investments in unconsolidated real estate ventures	251,293,881
Other assets	29,685
Due to affiliates	(322,032)
Accounts payable and accrued expenses	(1,028,031)
Non-controlling interest in consolidated real estate venture	(109,879,959)
Net Asset Value	$148,813,155
Number of outstanding shares	13,073,051

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2025 ($ and shares):

	Class T	Class S	Class D	Class I	Class E	Third Party	Preferred	Restricted
NAV Per Share	Shares	Shares	Shares	Shares	Shares	Operating Units	Stock	Stock	Total
Net asset value	$4,909	$4,909	$4,909	$4,909	$215,339	$147,950,096	$105,990	$522,094	$148,813,155
Number of outstanding shares	511	511	511	511	21,422	13,000,000	125	49,460	13,073,051
NAV Per Share as of December 31, 2025	$9.61	$9.61	$9.61	$9.61	$10.05	$11.38

*OP Units are held by Sunlife.

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Equity to NAV	December 31, 2025
Equity under U.S. GAAP	$102,714,100
Adjustments:
Organization and offering costs	7,028,923
Unrealized appreciation on unconsolidated real estate ventures	17,609,786
GAAP depreciation included in net loss from unconsolidated real estate ventures	45,130,300
Operating expenses advanced through December 31, 2025	3,591,566
Other assets	29,685
Change in non-controlling interests in consolidated real estate venture	(27,291,205)
NAV	$148,813,155

The valuations of our real estate properties were provided by third party appraisers for the year ended December 31, 2025 in accordance with our valuation procedures. The weighted average of certain key assumptions from the discounted cash flow analysis of the respective appraisal reports as of December 31, 2025 are set forth in the following table:

Weighted-
Average Basis
Exit capitalization rate	6.3%
Discount rate / internal rate of return	7.3%
Average holding period (years)	10.0

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

The Adviser advanced organization and offering expenses (“O&O Expenses) incurred on behalf of the Company from September 7, 2022 (formation date) through July 7, 2024, the first anniversary of the commencement of the Offering (including legal, accounting, and other expenses attributable to the organization of the Company, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees). The Company will reimburse the Adviser for the O&O Expenses and certain operating expenses it incurred in 60 equal monthly installments commencing after July 7, 2026, the third anniversary of the commencement of the Company’s public offering. Since July 7, 2024, the Company has reimbursed the Adviser for any organization and offering expenses that it incurs on its behalf as and when incurred.

Distributions

We intend to continue to declare monthly distributions based on record dates established by our board of directors and pay such distributions on a monthly basis. We intend to distribute sufficient income so that we satisfy the requirements to qualify as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends - paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable under the code if we qualify as a REIT. For the year ended December 31, 2025 we declared distributions sourced from operations of $6.1 million of which 99.8% was distributable in cash and the remaining in shares pursuant to our distribution reinvestment plan. For the year ended December 31, 2024 we declared $3.8 million of which 99.8% was distributable in cash and the remaining in shares pursuant to our distribution reinvestment plan.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed.

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

During the year ended December 31, 2025, we did not receive any repurchase requests and accordingly did not repurchase any shares of our common stock pursuant to our share repurchase plan.

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

Pursuant to our charter, we are authorized to issue preferred stock and each of our five classes of shares of our common stock: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares.

We intend to contribute the net proceeds from the sale of our shares which are not used or retained to pay the fees and expenses attributable to our operations to the BGO IREIT Operating Partnership, L.P., a Delaware limited partnership (“IREIT OP” or the “Operating Partnership”). The Operating Partnership will use the net proceeds received from us to make investments in accordance with our investment strategy and policies.

As discussed below, we acquired our first investment on July 7, 2023. The number and type of properties or real estate-related investments that we acquire will depend upon real estate market conditions, the amount of proceeds we raise from the sale of our shares and other circumstances existing at the time we are acquiring such assets.

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

The table below sets forth certain summary information regarding the Seed Portfolio.

						Real Estate
			Number of	Total	Real Estate	Value Per		Occupied
Property	Market	Sector	Buildings	Square Feet	Value(1)	Square Foot	Year Built	Rate(2)
Hazelwood Tradeport	St. Louis	Industrial	9	3,796,011	$381,000,000	$100	2018 - 2023	96%
West Chester Trade Center	Cincinnati	Industrial	9	2,343,109	$263,700,000	$113	2019 - 2022	100%
Horizons Industrial	Kansas City	Industrial	10	2,520,932	$253,100,000	$100	2012 - 2021	98%
Heartland 94	Chicago MSA	Industrial	1	757,281	$67,100,000	$89	2022	100%
Total Average			29	9,417,333	$964,900,000	$102		98%
(1)	Real Estate Value represents the appraised value of each property included in the Seed Portfolio as of December 31, 2025.
(2)	Occupied Rate includes all leased square footage as of December 31, 2025.

Results of Operations

The following table sets forth information regarding our consolidated results of operations:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Expenses
General and administrative	$2,106,634	$2,954,234
Total expenses	2,106,634	2,954,234

Other income (expense)
Income (loss) from unconsolidated real estate ventures	(2,497,452)	(2,300,196)
Total other income (expense)	(2,497,452)	(2,300,196)

Net loss	$(4,604,086)	$(5,254,430)
Net loss attributable to non-controlling interest in consolidated real estate venture	1,272,006	1,179,162
Net loss attributable to non-controlling interest in Operating Partnership	3,310,866	4,052,972
Net income (loss) attributable to stockholders	$(21,214)	$(22,296)

Net income (loss) per share of common stock, basic and diluted	$(0.92)	$(1.02)
Weighted-average shares of common stock outstanding - basic and diluted	22,981	21,925

General and administrative expenses

For the year ended December 31, 2025, general and administrative expenses were $2.1 million and related to general corporate matters, such as professional fees, legal fees and insurance. General and administrative expenses decreased by $0.9 million compared to $3.0 million for the year ended December 31, 2024, primarily due to decrease in professional fees.

Net loss attributable to non-controlling interests in consolidated joint ventures

For the year ended December 31, 2025, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $1.3 million due to the 43.5% non-controlling interest in the Seed Portfolio. Net loss attributable to non-controlling interests in consolidated joint ventures increased by $0.1 million compared to $1.2 million for the year ended December 31, 2024.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 7, 2024. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 7, 2026. As of December 31, 2025, the Adviser had accrued approximately $7.0 million of organization and offering expenses on our behalf. In addition, the Adviser advanced on our behalf certain of our corporate-level operating expenses but excluding investment-related expenses and financing expenses through July 7, 2024. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following July 7, 2026. As of December 31, 2025, the Adviser had accrued approximately $3.9 million of operating expenses on our behalf.

We have qualified and intend to continue to qualify to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2023. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

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

The following table presents a reconciliation of net loss attributable to IREIT stockholders to FFO, AFFO and FAD attributable to IREIT stockholders:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Net Loss attributable to stockholders	$(21,214)	$(22,296)
Adjustments to arrive at FFO:
Depreciation and amortization	11,988,562	11,897,896
Amount attributable to non-controlling interests for above adjustments	(11,966,357)	(11,877,068)
FFO attributable to stockholders	$991	$(1,468)
Adjustments to arrive at AFFO:
Performance participation allocation	—	434
Straight-line rental income and expense	(564,683)	(780,389)
Amortization of restricted stock awards	22,576	276,449
Amortization of above and below-market lease intangibles	(1,586,323)	(1,612,572)
Amount attributable to non-controlling interests for above adjustments	2,124,488	2,112,807
AFFO attributable to stockholders	$(2,951)	$(4,739)
Adjustments to arrive at FAD:
Management fee	249	232
FAD attributable to stockholders	$(2,702)	$(4,507)

Cash Flows

Cash flows provided by operating activities totaled $11.6 million for the year ended December 31, 2025, primarily due to cash distributions received from the Seed JV. Cash flows provided by operating activities totaled $13.7 million for the year ended December 31, 2024, primarily due to cash distributions received from the Seed JV.

Cash flows used in financing activities totaled $12.0 million for the year ended December 31, 2025, primarily due to cash distributions to the non-controlling interest in the Seed JV of $5.9 million and distributions to noncontrolling interests in OP of $6.1 million. Cash flows used in financing activities totaled $11.6 million for the year ended December 31, 2024, primarily due to cash distributions to the non-controlling interest in the Seed JV of $7.9 million and distributions to noncontrolling interests in OP of $3.8 million.

Critical Accounting Policies and Estimates

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

Income Taxes

The Company has qualified and intends to continue to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2023. As a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

We may elect to form wholly-owned subsidiaries to function as taxable REIT subsidiaries (“TRSs”) and file applicable TRS elections, together with such subsidiaries, with the U.S. Internal Revenue Service (the “IRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs are subject to taxation at the federal, state and local levels, as applicable, at the regular corporate tax rates. We account for applicable income taxes by utilizing the asset and liability method. As such, we record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.

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

Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
John Carrafiell	61	Chairman of the Board
Clint Hinds	55	President, Chief Executive Officer and Director
Lori Biancamano	52	Chief Financial Officer and Treasurer
Matthew Campbell	53	Secretary
Edgar Alvarado	67	Independent Director
Timothy Callahan	75	Independent Director
Lizanne Galbreath	68	Independent Director

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

ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation

In accordance with the independent director stock ownership policy, we intend to compensate each independent director with an annual retainer of $150,000, plus an additional retainer of $15,000 to the chairperson of the audit committee. We pay in quarterly installments 50% of this compensation in cash or Class E shares based on the most recent prior month’s NAV, or a combination thereof, at the election of the independent director, and the remaining 50% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted Class E shares will generally vest one year from the date of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or BGO will not receive additional compensation for serving on the board of directors or committees thereof.

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

The following table sets forth the compensation earned by or paid to our independent directors for the year ended December 31, 2025:

	Fees Earned or
Name	Paid in Cash	Stock Awards	Total
Edgar Alvarado	$65,000	$—	$65,000
Timothy Callahan	50,000	—	50,000
Michael Glimcher	50,000	—	50,000
Lizanne Galbreath	50,000	—	50,000
	$215,000	$—	$215,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2025, we did not have an equity compensation plan or individual compensation arrangements under which equity securities of the registrant are authorized for issuance. We award restricted stock units to our directors as described under Part III. Item 11. “Executive Compensation—Independent Director Compensation.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2026, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the directors and named executive officers named below is in care of our principal executive offices at 399 Park Avenue, New York, New York 10022.

	Amount and Nature	Percent of
	of Beneficial	common
Name of Beneficial Owner	Ownership	shares
Directors and Named Executive Officers
John Carrafiell	—	—
Michael Glimcher	—	—
Lori Biancamano	—	—
Edgar Alvarado(1)	—	—
Timothy Callahan(1)	—	—
Lizanne Galbreath(1)	—	—
All directors and executive officers as a group (8 persons)	—	—%
5% Stockholders
BentallGreenOak (U.S.) Limited Partnership(2)	23,465	100%	%

*Less than 1%

(1) Each of our independent trustees received a grant of restricted Class E shares, as part of their annual compensation, on December 1, 2024, which will vest on December 1, 2025. See “Item 11. Executive Compensation – Trustee Compensation.”

(2) Consists of 21,421 Class E shares and 511 of each of Class T shares, Class S shares, Class D shares, and Class I shares, which are held by an affiliate of the Adviser. The business address for the Adviser is 399 Park Avenue, New York, New York 10022.

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

The Adviser and BGO

We are externally managed by our Adviser, BentallGreenOak (U.S.) Limited Partnership, a Delaware limited partnership, which is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. The Adviser is an affiliate of BGO, our sponsor. BGO is a leading, global real estate investment management advisor and a recognized provider of real estate services, with a long-standing track record in the investment and asset management of industrial, office, retail and multi-family property globally. The Adviser provides investment management services to more than 750 institutional investors with approximately $83 billion of assets under management, as of December 31, 2025. BGO has offices in 27 cities across 13 countries, which BGO believes provides access to deep local knowledge, experience, and extensive networks in the regions where the Adviser invests and manages real estate. All of our officers and directors, other than the independent directors, are employees of our Adviser. We have and will continue to have certain relationships with the Adviser and its affiliates.

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

The management fee may be paid, at the Adviser’s election, in cash, Class I shares, Class E shares, Class I units or Class E units. The Adviser’s ability to elect to receive shares of our common stock or Operating Partnership units serves as a benefit to our Company for cash management purposes and further align the Adviser’s interests with our stockholders. Any requests by the Adviser for repurchase of its shares or units will be consistent with the Adviser’s fiduciary duties to us and our stockholders. We incurred management fees of $250 for the year ended December 31, 2025 and $232 for the year ended December 31, 2024.

Performance Participation. So long as the Advisory Agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement, as amended from time to time). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E units, and as a result, it is a class-specific expense. The Special Limited Partner earned no participation interest for the year ended December 31, 2025 and $434 of performance participation interest for the year ended December 31, 2024.

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

The Adviser advanced on our behalf certain of our operating expenses through July 7, 2024. The Adviser had accrued approximately $3.9 million and $3.8 million of operating expenses on our behalf as of December 31, 2025 and December 31, 2024, respectively. We will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following July 7, 2026,.

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

The Adviser advanced our organization and offering expenses on our behalf through July 7, 2024, the first anniversary of the commencement of this offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following July 7, 2026. After the first anniversary of the commencement of this offering, we will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.

The Adviser and its affiliates had incurred organization and offering expenses on our behalf of approximately $7.0 million and $7.3 million as of December 31, 2025 and December 31, 2024, respectively.

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

For the year ended December 31, 2025, our Total Operating Expenses were 1.1% of our Average Invested Assets and 45.8% of our net loss.

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

Upfront selling commissions and dealer manager fees

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers; provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S sold in the primary offering. The Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or re-allowed (paid) to, participating broker-dealers. There were no upfront selling commissions or dealer manager fees paid during the years ended December 31, 2025 and 2024.

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

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto). At the end of such month, such Class T share, Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), each with an equivalent aggregate NAV as such share. There were no stockholder servicing fees paid to the Dealer Manager during the years ended December 31, 2025 and 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the year ended December 31, 2025, Ernst & Young LLP (“EY”) served as our independent auditor.

Audit Fees

The aggregate audit fees that we were billed for the year ended December 31, 2025, by our independent registered accounting firm EY were $260,000. EY earned no additional fees.

The aggregate fees that we were billed for the year ended December 31, 2024 by our independent registered accounting firm EY were $260,000. EY earned no additional fees.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
10.1

Amended and Restated Advisory Agreement, dated as of September 7, 2023, by and among BGO Industrial Real Estate Income Trust, Inc., BGO IREIT Operating Partnership LP and BentallGreenOak (U.S.) Limited Partnership (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 filed on September 13, 2023 and incorporated herein by reference)

10.2

Amendment No. 1 to the Amended and Restated Advisory Agreement, dated August 7, 2024, by and among BGO Industrial Real Estate Income Trust, Inc., BGO IREIT Operating Partnership LP and BentallGreenOak (U.S.) Limited Partnership (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2024 and incorporated herein by reference)

10.3

Amendment No. 2 to the Amended and Restated Advisory Agreement, dated August 8, 2025, by and among the BGO Industrial Real Estate Income Trust, Inc., BGO IREIT Operating Partnership LP and BentallGreenOak (U.S.) Limited Partnership (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025 and incorporated herein by reference).

10.4

Contribution Agreement, dated July 7, 2023, by and between Sun Life (U.S.) HoldCo 2020, Inc., BGO Genesis Holding LLC, BGO Industrial Real Estate Income Trust, Inc. and BGO IREIT Operating Partnership LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023, and incorporated herein by reference)

10.5

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

10.6	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)

10.7

Form of Independent Directors Restricted Stock Award Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2023 and incorporated herein by reference)

10.8	Independent Director Compensation Policy (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2024 and incorporated herein by reference)
10.9

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

10.11

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

10.13

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

99.2*	NP BGO NTR Portfolio, LLC and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2025 and December 31, 2024
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

BGO Industrial Real Estate Income Trust, Inc.

Date: March 20, 2026	By:	/s/ Clint Hinds
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

Name	Title	Date
/s/ John Carrafiell
John Carrafiell	Chairman of the Board	March 20, 2026

/s/ Clint Hinds	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2026
Clint Hinds

/s/ Lori Biancamano	Chief Financial Officer and Treasurer	March 20, 2026
Lori Biancamano	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Glimcher	Director	March 20, 2026
Michael Glimcher

/s/ Edgar Alvarado	Independent Director	March 20, 2026
Edgar Alvarado

/s/ Timothy Callahan	Independent Director	March 20, 2026
Timothy Callahan

/s/ Lizanne Galbreath	Independent Director	March 20, 2026
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BGO Industrial Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BGO Industrial Real Estate Income Trust, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 20, 2026

PART I—FINANCIAL INFORMATION

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Investment in unconsolidated real estate ventures	$188,553,794	$204,851,246
Cash and cash equivalents	8,719,611	9,070,558
Total assets	$197,273,405	$213,921,804
LIABILITIES AND EQUITY
Due to affiliates	$10,943,436	$11,034,512
Accounts payable, accrued expenses and other liabilities	1,027,116	1,270,822
Total liabilities	11,970,552	12,305,334

Non-controlling interest in consolidated real estate venture	82,588,753	89,761,368

Equity
Common stock - Class T shares, $0.01 par value per share; 600,000,000 shares authorized; 511 and 488 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	5
Common stock - Class S shares, $0.01 par value per share; 600,000,000 shares authorized; 511 and 488 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	5
Common stock - Class D shares, $0.01 par value per share; 600,000,000 shares authorized; 511 and 488 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	5
Common stock - Class I shares, $0.01 par value per share; 600,000,000 shares authorized; 511 and 488 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	5
Common stock - Class E shares, $0.01 par value per share; 600,000,000 shares authorized; 21,422 and 20,491 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	214	205
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; 125 and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	853,649	819,979
Accumulated deficit and cumulative distributions	(66,925)	(34,960)
Total stockholder's equity	786,959	785,245
Non-controlling interest attributable to Operating Partnership unit holders	101,927,141	111,069,857
Total equity	102,714,100	111,855,102
Total liabilities and equity	$197,273,405	$213,921,804

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Operations

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Expenses
General and administrative	$2,106,634	$2,954,234
Total expenses	2,106,634	2,954,234

Other income (expense)
Income (loss) from unconsolidated real estate ventures	(2,497,452)	(2,300,196)
Total other income (expense)	(2,497,452)	(2,300,196)

Net loss	$(4,604,086)	$(5,254,430)
Net loss attributable to non-controlling interest in consolidated real estate venture	1,272,006	1,179,162
Net loss attributable to non-controlling interest in Operating Partnership	3,310,866	4,052,972
Net income (loss) attributable to stockholders	$(21,214)	$(22,296)

Net income (loss) per share of common stock, basic and diluted	$(0.92)	$(1.02)
Weighted-average shares of common stock outstanding - basic and diluted	22,981	21,925

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity

	Par Value
								Accumulated		Non-Controlling
	Common	Common	Common	Common	Common		Additional	Deficit and	Total	Interests in
	Stock	Stock	Stock	Stock	Stock	Preferred	Paid In	Cumulative	Stockholders'	Operating
	Class E	Class D	Class I	Class S	Class T	Stock	Capital	Distributions	Equity	Partnership	Total Equity
Balance at January 1, 2024	$200	$—	$—	$—	$—	$—	$412,782	$(6,170)	$406,812	$119,432,864	$119,839,676
Common stock issued	—	5	5	5	5	1	144,979	—	145,000	—	145,000
Distributions declared on common stock	—	—	—	—	—	—	—	(6,494)	(6,494)	—	(6,494)
Distribution reinvestments	5	—	—	—	—	—	5,666	—	5,671	—	5,671
Net loss	—	—	—	—	—	—	—	(22,296)	(22,296)	(4,052,972)	(4,075,268)
Offering costs	—	—	—	—	—	—	(19,897)	—	(19,897)	(503,635)	(523,532)
Amortization of restricted stock grants	—	—	—	—	—	—	276,449	—	276,449	—	276,449
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(3,806,400)	(3,806,400)
Balance at December 31, 2024	$205	$5	$5	$5	$5	$1	$819,979	$(34,960)	$785,245	$111,069,857	$111,855,102
Common stock issued	—	—	—	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	(10,751)	(10,751)	—	(10,751)
Distribution reinvestments	9	—	—	—	—	—	10,643	—	10,652	—	10,652
Net loss	—	—	—	—	—	—	—	(21,214)	(21,214)	(3,310,866)	(3,332,080)
Offering costs	—	—	—	—	—	—	450	—	450	249,550	250,000
Amortization of restricted stock grants	—	—	—	—	—	—	22,577	—	22,577	—	22,577
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(6,081,400)	(6,081,400)
Balance at December 31, 2025	$214	$5	$5	$5	$5	$1	$853,649	$(66,925)	$786,959	$101,927,141	$102,714,100

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(4,604,086)	$(5,254,430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cash distributions received from investment in unconsolidated real estate ventures	13,800,000	13,800,000
Net loss from unconsolidated real estate ventures	2,497,452	2,300,196
Amortization of restricted stock grants	22,577	276,449
Change in assets and liabilities
Increase in due to affiliates	158,924	1,675,241
Increase in accounts payable, accrued expenses and other liabilities	(243,805)	939,349
Net cash provided by (used in) operating activities	11,631,062	13,736,805
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	20,000
Proceeds from issuance of preferred stock	—	125,000
Offering costs paid	—	(19,010)
Distributions to non-controlling interest in consolidated joint ventures	(5,900,609)	(7,902,172)
Distributions to non-controlling interests in Operating Partnership	(6,081,400)	(3,806,400)
Net cash (used in) provided by financing activities	(11,982,009)	(11,582,582)
Net change in cash and cash equivalents	(350,947)	2,154,223
Cash and cash equivalents, beginning of period	9,070,558	6,916,335
Cash and cash equivalents, end of period	$8,719,611	$9,070,558

Non-cash investing and financing activities:
Operating Partnership units issued in exchange for investment in consolidated joint venture	$—	$—
Non-controlling interest's contribution for investment in consolidated joint venture	$—	$—
Accrued offering costs due to affiliates	$(250,000)	$504,525
Net accounts payable and accrued expenses acquired with investment consolidated joint venture	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BGO Industrial Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

BGO Industrial Real Estate Income Trust, Inc. (formerly BentallGreenOak Industrial Real Estate Income Trust, Inc.) (the “Company” or “IREIT”) was formed on September 7, 2022 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the year ended December 31, 2023. The Company was organized to invest primarily in stabilized, income-oriented industrial warehouse and logistics properties primarily located in the United States, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of BGO IREIT Operating Partnership, L.P., a Delaware limited partnership (“IREIT OP” or the “Operating Partnership”). BGO REIT Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of BentallGreenOak (U.S.) Limited Partnership (the “Adviser” and together with its affiliates “BGO”), owns a special limited partner interest in IREIT OP. IREIT owns 0.69% of IREIT OP. Substantially all of the Company’s business is conducted through IREIT OP. The Company and IREIT OP are externally managed by the Adviser.

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

Non-controlling interests in the consolidated real estate venture of $83 million and $89 million as of December 31, 2025 and December 31, 2024, respectively, are classified within mezzanine equity on the consolidated balance sheet.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of December 31, 2025 and December 31, 2024.

Investments in Unconsolidated Real Estate Ventures

Investments in unconsolidated joint ventures are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the net equity investment of the Company is reflected within the consolidated balance sheets, and the Company’s share of net income or loss from the joint ventures is included within the Company’s consolidated statement of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. As of December 31, 2025 and December 31, 2024, no such impairment occurred.

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

The Company did not have any assets or liabilities requiring fair value measurement on the consolidated balance sheets at December 31, 2025 and December 31, 2024.

Income Taxes

The Company has qualified and intends to continue to qualify to be to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2023. As a REIT, the Company will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to maintain its qualification as a REIT in any taxable year, the Company will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). There were no active TRSs during the periods ending December 31, 2025 and December 31, 2024. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. A domestic TRS is subject to corporate federal income tax.

We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2025 and December 31, 2024, we do not have a liability for uncertain tax positions.

Tax returns for 2022,2023, and 2024 have been filed and remain subject to examination by tax authorities.

Organization and Offering Expenses

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. The Company recorded $(0.3) million of offering costs and no organization costs for the year ended December 31, 2025 and $0.5 million of offering costs and no organization costs for the year ended December 31, 2024, respectively.

The Adviser advanced organization and offering expenses incurred on behalf of the Company from September 7, 2022 (formation date) through July 7, 2024, the first anniversary of the commencement of the Offering (including legal, accounting, and other expenses attributable to the organization of the Company, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees). The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 - month period following July 7, 2026, the third anniversary of the commencement of the Company’s public offering. Since July 7, 2024, the Company has reimbursed the Adviser for any organization and offering expenses that it incurs on its behalf as and when incurred.

The Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $7.0 million and $7.3 million as of December 31, 2025 and December 31, 2024, respectively. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

Operating Expenses

Operating costs are expensed as incurred and recorded as a component of general and administrative on the Company’s consolidated statements of operations. The Company recognized $2.1 million and $3.0 million of operating expenses for the year ended December 31, 2025 and the year ended December 31, 2024, respectively.

The Adviser advanced certain of the Company’s operating expenses incurred from September 7, 2022 (formation date) through July 7, 2024, the first anniversary of the commencement of the Offering. The Adviser had accrued approximately $3.9 million and $3.8 million of operating expenses on our behalf as of December 31, 2025 and December 31, 2024, respectively. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following July 7, 2026, the third anniversary of the commencement of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheets. Operating expenses incurred directly by the Company are expensed in the period incurred. Such costs became the Company’s liability on July 7, 2023, the date on which the Offering commenced.

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

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common stock equivalents outstanding that would have an anti-dilutive effect as a result of the net loss, and accordingly, the weighted average number of shares of common stock outstanding is identical for both basic and diluted shares for the year ended December 31, 2025 and the year ended December 31, 2024.

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

The investment in unconsolidated real estate ventures on the consolidated balance sheets was $188.6 million and $204.9 million as of December 31, 2025 and 2024, respectively. The net loss from unconsolidated real estate ventures included within the Company’s consolidated statements of operations was $2.5 million and $2.3 million for the years ended December 31, 2025 and December 31, 2024, respectively. BGO Client’s (as defined below) 43.5% ownership in the Seed JV included in non-controlling interest in consolidated real estate venture on the Consolidated Balance Sheets was $82.6 million and $89.8 million at December 31, 2025 and December 31, 2024, respectively. BGO Client’s portion of the net loss included in non-controlling interest in consolidated real estate ventures on the Consolidated Statements of Operations was $1.3 million and $1.2 million for the years ended December 31, 2025 and December 31, 2024, respectively. The Seed JV classifies its investment in the NorthPoint JV as an equity method investment, which is recorded initially at cost, as investment in unconsolidated entity, and subsequently adjusted for equity in net gain /(loss) and cash contributions and distributions. Equity in net gain /(loss) from unconsolidated entity is allocated based on our ownership or economic interest in the real estate joint venture and includes adjustments related to a basis difference in accounting for the investment. As of December 31, 2025 and 2024, the net unamortized basis difference of $7.2 million and $7.2 million, respectively, between the amount at which our investment is carried and our share of equity in net assets of the underlying properties will be amortized through the equity in gain /(loss) from unconsolidated entity over the remaining life of the underlying items which gave rise to the difference.

SEC Rule 3-09 of Regulation S-X requires that a company include audited financial statements for equity method investees when such investees are individually significant for a company's fiscal year. For the years ended December 31, 2025 and December 31, 2024, the income from the Company's investment in the NorthPoint JV was determined to be significant. As a result, NorthPoint JV's audited financial statements for the years ended December 31, 2025 and December 31, 2024 were included as Exhibit 99.3 and Exhibit 99.2, respectively, in this Annual Report on Form 10-K. The Seed JV classifies investments under the equity method, the investment is recorded initially at cost, as investment in unconsolidated entity, and subsequently adjusted for equity in net gain (loss) and cash contribution and distributions. Equity in net gain (loss) from unconsolidated entity is allocated based on our ownership or economic interest in the real estate joint venture and includes adjustments related to a basis difference in accounting for the investment.

The following tables detail the NorthPoint JV balance sheet and income statement:

	December 31, 2025	December 31, 2024
ASSETS
Current Assets	$15,332,733	$17,520,361
Investment in Real Estate	820,220,161	843,272,314
Other Assets	43,347,591	49,336,699
Total assets	$878,900,485	$910,129,374
LIABILITIES AND EQUITY
Current Liabilities	305,825,505	8,850,784
Long Term Liabilities	279,604,149	581,095,338
Total liabilities	$585,429,654	$589,946,122

Members Equity	$293,470,831	$320,183,252

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Income	$68,262,296	$67,488,134
Building Operating Expenses	(16,336,988)	(15,430,108)
Other Loss	(55,788,039)	(55,475,057)
Net Loss	$(3,862,731)	$(3,417,031)

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class I shares or Class E shares, or Class I units or Class E units of the Operating Partnership. The Class E shares are not subject to the management fee. We incurred $250 of management fees for the year ended December 31, 2025 and $232 for the year ended December 31, 2024.

The Special Limited Partner holds a performance participation interest in IREIT OP that entitles it to receive an allocation from BGO IREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark with a Catch-Up (each term as defined in the IREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The Special Limited Partner earned no participation interest for the year ended December 31, 2025 and $434 of performance participation interest for the year ended December 31, 2024.

BentallGreenOak Real Estate US LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) on July 7, 2023 with the Dealer Manager in connection with the Offering.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. There were no upfront selling commissions or dealer manager fees paid during the years ended December 31, 2025 and 2024.

The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and all or a portion of the stockholder servicing fees will be retained by or paid to, participating broker dealers. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, each such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. The Company does not pay stockholder servicing fee with respect to Class I or E shares. As of December 31, 2025 and 2024, the Company did not pay stockholder servicing fees to the Dealer Manager.

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

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of December 31, 2025 and 2024, the Company has not retained an affiliate of the Adviser for any such services.

On July 7, 2023, we compensated each of our non-employee directors, who are not affiliated with the Adviser or BGO, with an initial grant of 15,000 restricted stock units, plus an additional 1,000 restricted stock units to the chairperson of the audit committee. The restricted stock units vested on July 7, 2024, and at the non-employee director’s election, either (i) were settled and paid in Class E shares on the vesting date or (ii) will be settled and paid in Class E shares on the earlier of a set date in the future or upon the director’s separation from our board of directors. As of December 31, 2025 and 2024, $0.5 million and $0.5 million of restricted stock units had been amortized, respectively.

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

Due to Affiliates

The following table details the components of due to affiliates:

	December 31, 2025	December 31, 2024
Advanced organization and offering costs	$7,028,923	$7,261,949
Advanced operating expenses	3,625,900	3,622,281
Due to advisor - operating expenses incurred	287,698	149,616
Accrued performance participation allocation	434	434
Accrued adviser management fees	481	232
Total	$10,943,436	$11,034,512

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

As of December 31, 2025 and 2024, the Company had authority to issue 3.1 billion shares of common stock, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class T Shares	600,000,000	$0.01
Class S Shares	600,000,000	$0.01
Class D Shares	600,000,000	$0.01
Class I Shares	600,000,000	$0.01
Class E Shares	600,000,000	$0.01
Total	3,100,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock for the years ended December 31, 2025 and December 31, 2024:

	For the year ended December 31, 2025
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	488	488	488	488	20,491	22,443
Common stock issued	—	—	—	—	—	—
Distribution reinvestment shares issued	23	23	23	23	931	1,023
Ending balance	511	511	511	511	21,422	23,466

	For the year ended December 31, 2024
	Class T	Class S	Class D	Class I	Class E	Total
Beginning balance	—	—	—	—	20,000	20,000
Common stock issued	476	476	476	476	—	1,904
Distribution reinvestment shares issued	12	12	12	12	491	539
Ending balance	488	488	488	488	20,491	22,443

The following table details the aggregate distributions declared for each applicable class of common stock for the years ended December 31, 2025 and December 31, 2024:

	For the year ended December 31, 2025
	Class T	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per share of common stock	$0.4678	$0.4678	$0.4678	$0.4678	$0.4678
Stockholder servicing fee per share of common stock	—	—	—	—	—
Net distributions declared per share of common stock	$0.4678	$0.4678	$0.4678	$0.4678	$0.4678

	For the year ended December 31, 2024
	Class T	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per share of common stock	$0.2928	$0.2928	$0.2928	$0.2928	$0.2928
Stockholder servicing fee per share of common stock	—	—	—	—	—
Net distributions declared per share of common stock	$0.2928	$0.2928	$0.2928	$0.2928	$0.2928

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

The following table summarizes the non-controlling interest activity for the years ended December 31, 2025 and December 31, 2024:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Balance at the beginning of period	$111,069,857	$119,432,864
Issuance of Class E Units in OP to Sun Life	—	—
GAAP loss allocation	(3,310,866)	(4,052,972)
Offering costs	249,550	(503,635)
Distribution	(6,081,400)	(3,806,400)
Balance at the end of period	$101,927,141	$111,069,857

8. Earnings Per Share

The Company’s net loss and weighted average number of shares outstanding consist of the following:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Net loss attributable to BGOIREIT stockholders	$(21,214)	$(22,296)
Weighted-average shares of Class E common stock outstanding, basic and diluted	22,981	21,925

The calculation of basic and diluted net loss per share amounts consist of the following:

	For the year ended	For the year ended
Basic and Diluted Net Loss per Share Attributable to BGOIREIT Stockholders	December 31, 2025	December 31, 2024
Numerator:
Net loss attributable to BGOIREIT stockholders	$(21,214)	$(22,296)
Denominator:
Weighted-average shares of common stock outstanding	22,981	21,925
Basic and diluted net loss per share of common stock	$(0.92)	$(1.02)

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

10. Commitments and Contingencies

The Company did not have any forward purchase agreements or other commitments as of December 31, 2025 and 2024.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025 and 2024, the Company was not involved in any material legal proceedings.

11. Subsequent Events

The Company has evaluated all events and transactions that occurred after December 31, 2025 through the issuance of the consolidated financial statements and noted no events have occurred that would require adjustment to disclosures in the consolidated financial statements.